Form 10-Q
period 1995-04-29
WESTERBEKE CORP
filed 1995-06-12
CIK 796502

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

     For the quarterly period ended:             April 29, 1995
                                                 --------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

      Commission file number       0-15046
                                --------------

                             Westerbeke Corporation
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 04-1925880
     -------------------------------             --------------------------
     (State or other jurisdiction of                    (I.R.S. employer
     incorporation or organization)                     Identification No.)

       Avon Industrial Park, Avon, Massachusetts                02322
     ----------------------------------------------------------------------
       (Address of principal executive office)                (Zip Code)

     Registrant's telephone number, including area code     (508) 588-7700
                                                          -----------------
                                   No Change
   ------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X                  No
                             -------                   -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
                    Class                           April 29, 1995
                    -----                           --------------
         Common Stock, $.01 par value                  2,061,550

                     WESTERBEKE CORPORATION AND SUBSIDIARY

                                     INDEX
                                                                             Page
Part I - Financial Information

      Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets as
           of April 29, 1995 and
           October 29, 1994                                                    3

          Consolidated Statements of
           Operations for the three
           months ended April 29, 1995
           and April 30, 1994                                                  4

          Consolidated Statements of
           Operations for the six
           months ended April 29, 1995
           and April 30, 1994                                                  5

          Consolidated Statements of
           Cash Flows for the six
           months ended April 29, 1995
           and April 30, 1994                                                  6

          Notes to Consolidated
           Financial Statements                                               7-8

      Item 2 -

          Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                                         9-10

Part II - Other Information                                                 11-12

Signatures                                                                    13

                     WESTERBEKE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                          April 29,         October 29,
                                                            1995               1994
                                                         ------------    -----------------
                                                         (Unaudited)       (Derived from
  ASSETS                                                                 Audited Financial
                                                                            Statements)
Current assets:
    Cash and cash equivalents                          $     857,500    $   1,727,600
    Accounts receivable, net of allowance
      for doubtful accounts of $61,300 and
      $60,800, respectively                                2,392,800        1,568,200
    Inventories (Note 2)                                   4,307,200        3,678,700
    Prepaid expenses and other assets                        178,300          158,400
    Deferred income taxes                                    271,300          278,600
                                                       -------------    -------------
         Total current assets                              8,007,100        7,411,500

Property, plant and equipment, net                         1,536,000        1,622,600
Other assets, net                                          1,213,100        1,068,100
Note receivable - related party                              157,200          162,000
                                                       -------------    -------------
                                                       $  10,913,400    $  10,264,200
                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                  $      21,600    $      43,900
    Current portion of obligations under
      capital leases                                          39,200           51,500
    Accounts payable                                       1,433,200        1,256,900
    Accrued expenses and other liabilities                   535,800          326,600
                                                       -------------    -------------
      Total current liabilities                            2,029,800        1,678,900
                                                       -------------    -------------

Deferred income taxes                                        182,100          187,100
Long-term debt, net of current portion                        55,900           66,800
Obligations under capital leases                               -               12,700
                                                       -------------    -------------
                                                             238,000          266,600
                                                       -------------    -------------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value;
      authorized 5,000,000 shares;
      issued and outstanding 2,061,550 shares                 20,600           20,600
    Additional paid-in-capital                             5,899,000        5,899,000
    Retained earnings                                      2,726,000        2,399,100
                                                       -------------    -------------
      Total stockholders' equity                           8,645,600        8,318,700
                                                       -------------    -------------
                                                       $  10,913,400    $  10,264,200
                                                       =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                        -----------------------------
                                                          April 29,        April 30,
                                                            1995             1994
                                                        ------------     ------------
                                                                  (Unaudited)
Net sales                                               $  5,245,000     $  3,870,800

Cost of sales                                              4,029,500        2,956,100
                                                        ------------     ------------

    Gross profit                                           1,215,500          914,700

Selling, general and administrative expense                  656,100          600,000

Research and development expense                             212,700          101,300
                                                        ------------     ------------

    Income from operations                                   346,700          213,400

Interest income, net                                          (9,800)          (1,900)
                                                        ------------     ------------

    Income before income taxes                               356,500          215,300

Provision for income taxes                                   143,600           83,900
                                                        ------------     ------------


Net income                                              $    212,900     $    131,400
                                                        ============     ============


Net income per share                                    $       0.09     $       0.06
                                                        ============     ============



Weighted average common and common
    equivalents shares outstanding                         2,241,738        2,133,580
                                                        ============     ============


   The accompanying notes are an integral part of the consolidated financial statements.

                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Six Months Ended
                                                        -----------------------------
                                                          April 29,        April 30,
                                                            1995             1994
                                                         -----------     ------------
                                                                  (Unaudited)
Net sales                                               $  9,550,400     $  6,726,300

Cost of sales                                              7,378,700        5,186,200
                                                         -----------     ------------

    Gross profit                                           2,171,700        1,540,100

Selling, general and administrative expense                1,267,000        1,098,100

Research and development expense                             381,200          200,700
                                                         -----------     ------------

    Income from operations                                   523,500          241,300

Interest income, net                                         (22,700)          (6,300)
                                                         -----------     ------------

    Income before income taxes and cumulative
       effect of change in accounting method                 546,200          247,600

Provision for income taxes                                   219,300           96,000
                                                         -----------     ------------

    Income before cumulative effect of change
       in accounting method                                  326,900          151,600

Cumulative effect of change in method of
    accounting for income taxes                                -              201,300
                                                         -----------     ------------


Net income                                               $   326,900     $    352,900
                                                         ===========     ============

Income per share:

    Income before cumulative effect of change
       in accounting method                                     0.15             0.07

    Cumulative effect of change in accounting
       method                                                  -                 0.09
                                                         -----------     ------------

Net income per share                                     $      0.15     $       0.16
                                                         ===========     ============

Weighted average common and common
    equivalents shares outstanding                         2,246,976        2,145,825
                                                         ===========     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                        -----------------------------
                                                          April 29,        April 30,
                                                            1995             1994
                                                        ------------     ------------
                                                                 (Unaudited)
Cash flows from operating activities:

    Net income                                          $    326,900     $    352,900
    Reconciliation of net income to net cash
     (used) by operating activities:
      Depreciation and amortization                          206,900          196,500
      Deferred income taxes                                    2,300         (214,300)
      Changes in operating assets and liabilities:
         Accounts receivable                                (824,600)        (544,900)
         Inventories                                        (628,500)        (501,800)
         Prepaid expenses and other assets                   (19,900)         (90,200)
         Recoverable and prepaid income taxes                   -             (54,700)
         Other assets                                           -              (8,900)
         Accounts payable                                    176,300          520,700
         Accrued expenses and other liabilities              209,200           55,600
                                                        ------------     ------------
      Net cash (used) by operating activities               (551,400)        (289,100)
                                                        ------------     ------------

Cash flows from investing activities:

    Purchase of property, plant and equipment               (105,700)        (193,600)
    Proceeds from payment of note receivable -
      related party                                            4,800            -
    Investment in marketable securities                     (159,600)           -
                                                        ------------     ------------
      Net cash used in investing activities                 (260,500)        (193,600)
                                                        ------------     ------------

Cash flows from financing activities:

    Principal payments on long-term debt and capital
     lease obligations                                       (58,200)         (59,800)
                                                        ------------     ------------
      Net cash used in financing activities                  (58,200)         (59,800)
                                                        ------------     ------------

Decrease in cash and cash equivalents                       (870,100)        (542,500)

Cash and cash equivalents, beginning of period             1,727,600        1,641,500
                                                        ------------     ------------

Cash and cash equivalents, end of period                $    857,500     $  1,099,000
                                                        ============     ============
Supplemental cash flow disclosures:
Interest paid                                            $     5,500      $     9,930
Taxes paid                                               $   112,700      $    54,700


   The accompanying notes are an integral part of the consolidated financial statements.

                     WESTERBEKE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.    Summary of Significant Accounting Policies:
      -------------------------------------------

  A.  Financial Statements
      --------------------

      The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 29, 1995, the results of their operations for the three and six months ended April 29, 1995 and April 30, 1994, and the cash flows for the six months then ended, have been included.

  B.  Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc., has been inactive since fiscal year 1987.

      Effective October 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the Company's marketable securities have been classified as "available for sale".





                                   Continued

                     WESTERBEKE CORPORATION AND SUBSIDIARY

                                  (Unaudited)

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.


      Inventories are comprised of the following:

                                                          April 29,       October 29,
                                                            1995             1994
                                                        ------------     ------------
      Raw materials                                     $  3,597,900     $  3,010,500
      Work-in-process                                        335,700          271,600
      Finished goods                                         373,600          396,600
                                                        ------------     ------------
                                                        $  4,307,200     $  3,678,700
                                                        ============     ============

      The Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 28, 1995. Accordingly, the Company has recorded an increase of $50,000, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 1995. During the first six months of 1994, the Company recorded, on a pro rata basis, a decrease of $20,000 in the LIFO reserve. Inventories would have been $1,163,000 higher at April 29, 1995 and $1,113,000 higher as of October 29, 1994, if the weighted-average first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

                 Item 2 - Management's Discussion and Analysis
                 ---------------------------------------------
                Of Financial Condition and Results Of Operations
                ------------------------------------------------

Results of Operations -
- - ---------------------

Net sales increased by $1,374,200, or 36%, during the second quarter of fiscal 1995 and $2,824,100 or 42% for the first six months of fiscal 1995 as compared to the same periods in fiscal 1994. The increase in net sales is attributable to higher unit volume of the Company's marine generator and diesel propulsion engine products. The increased volume is primarily the result of more favorable economic conditions benefiting the pleasure boat industry.

Gross profit increased $300,800, or 33% during the second quarter and $631,600 or 41% for the first six months of fiscal 1995 as compared to the same periods in fiscal 1994. As a percentage of net sales, gross profit decreased to 23% during the second quarter of fiscal year 1995, as compared to 24% for the second quarter of fiscal 1994, and was 23% each of the six months ended April 29, 1995 and April 30, 1994. The Company continues to purchase the majority of its "long-block" engines from Japanese suppliers. Accordingly, the Company's margins remain sensitive to fluctuations in currency exchange rates between the U.S. dollar and the Japanese yen.

Operating expenses increased $167,500 or 24% for the second quarter and $349,400 or 27% in the first six months of fiscal 1995, as compared to the same periods in fiscal 1994. Research and development costs have increased due to the addition of personnel and higher consulting costs related to the development of product enhancements. Selling and administrative expenses have increased primarily due to higher marketing costs and increased compensation costs.

Net interest income increased $7,900 during the second quarter and $16,400 for the first six months of fiscal 1995 as compared to the same periods in fiscal 1994. The increase is due to improved interest income related to higher invested balances. This is combined with lower interest expenses resulting from smaller borrowings.

For the second quarter ended April 29, 1995, the Company reported net income of $212,900, compared to a net income of $131,400 for the same period in fiscal 1994. For the six months ended April 29, 1995, the Company reported net income of $326,900 as compared to net income of $352,900 for the six-months ended April 30, 1994. The increase in net income for the second quarter of fiscal 1995 is primarily attributable to the increase in net sales for the period.
The decrease in net income for the six months ended April 29, 1995 is primarily attributable to the cumulative effect of change in method of accounting for income taxes recorded in the same period of fiscal 1994. The change in method of accounting for income taxes resulted in a gain of $201,300 for the six month period ended April 30, 1994 and is reported as a separate line item in the Consolidated Statement of Operations. Income before the change in method of accounting for the six months ended April 29, 1995, increased $175,300 over the same period in fiscal 1994. This increase is directly attributable to higher sales volume in the first six months of fiscal 1995 as compared to the same period in fiscal 1994.

                     WESTERBEKE CORPORATION AND SUBSIDIARY



Liquidity and Capital Resources
- - -------------------------------

During the first six months of fiscal 1995, net cash used by operations was $551,400, compared to net cash used by operations of $289,100 for the first six months in fiscal 1994. The decrease in cash flow from operations is primarily attributable to increases in accounts receivable and inventory for the six month period ended April 29, 1995, as compared to the same period in fiscal 1994.
The increase in accounts receivable is the result of increased sales volume over the prior period and the timing of cash receipts from several large customers. Inventory has increased due to the anticipation of higher sales volume in the next period.

During the six months ended April 29, 1995, the Company purchased property, plant and equipment of $105,700. The Company has no plans for large capital expenditures during the remainder of fiscal 1995.

On June 4, 1992, the Company entered into a $3,000,000 line of credit agreement (the "Credit Agreement") with State Street Bank and Trust Company, collateralized by all inventory and receivables of the Company. At April 29, 1995, the Company had approximately $2,617,100 in unused borrowing capacity under the Credit Agreement and approximately $382,900 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement expires on March 31, 1996.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1995.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The weakening U.S. dollar relative to the Japanese yen in the first six months of fiscal 1995 resulted in cost increases to the Company.

Part II.   Other Information

  Item 1   Legal Proceedings
  ------   -----------------

           As previously disclosed, on or about July 12, 1994, the Company was served with a summons and complaint in a Maryland state court wrongful death action entitled Karen P. Neuhauser, executrix, et al.
           v. President Marine Limited, et al. (Kent County Circuit Court
           Civil Action No. CV-2787-L) (the "Maryland action"). Additionally, as previously disclosed, on or about September 12, 1994, the Company was served with a third-party complaint in an action related to the Maryland action which was pending in federal court in the Eastern District of Pennsylvania entitled Karen P. Neuhauser, et al. v. President Marine, LTD, et al. v. Westerbeke Corporation, et al. (E.D. Pa. Civil Action No. 93-2739) (the "Pennsylvania action"). In March 1995, the Company settled the Maryland action and the Pennsylvania action, without any admission of wrongdoing, for an aggregate of $75,000 of which $65,000 was paid by the Company's insurance carrier.

  Item 2   Changes in Securities
  ------   ---------------------

           None to report

  Item 3   Default Upon Senior Securities
  ------   ------------------------------

           None to report

  Item 4   Submissions of Matters to a Vote of Security Holders
  ------   ----------------------------------------------------

           (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held March 23, 1995.
           (b)  Not applicable because:
                  (I) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934;
(ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated March 1, 1995; and (iii) all such nominees were elected.
           (c)  The matters voted upon at the Meeting were as follows:

                  (i)  The election of two Class C directors of the Company.

           John H. Westerbeke, Jr.

                  FOR                                       1,770,442
                                                            ---------
                  WITHHOLD AUTHORITY                            4,700
                                                            ---------

           John H. Westerbeke, Sr.

                  FOR                                       1,767,142
                                                            ---------
                  WITHHOLD AUTHORITY                            8,000
                                                            ---------

                  (ii) A proposal to ratify the Board of directors' selection of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the Company's fiscal year ending October 28, 1995.

                  FOR                                       1,768,168
                                                            ---------
                  AGAINST                                       3,100
                                                            ---------
                  ABSTENTIONS AND
                      BROKER NON-VOTES                          3,874
                                                            ---------

Item 5     Other Information
- - ------     -----------------

           None to report

  Item 6   Exhibits and Reports on Form 8-K
  ------   --------------------------------

           (a) Exhibits

               None required

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the period covered by this report.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WESTERBEKE CORPORATION
                                            (Registrant)


Dated  June 12, 1995                        /s/ John H. Westerbeke, Jr.
       -------------                            ------------------------
                                                John H. Westerbeke, Jr.
                                                Chairman and President


Dated  June 12, 1995                        /s/ Carleton F. Bryant III
       -------------                            ------------------------
                                                Carleton F. Bryant III
                                                Executive Vice President
                                                and Principal Financial
                                                and Accounting Officer