Form 10-K
period 1995-10-28
WESTERBEKE CORP
filed 1996-01-26
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended October 28, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the transition period from        to

                       Commission file number 0-15046

                           WESTERBEKE CORPORATION
           (Exact name of registrant as specified in its charter)

           Delaware                               041925880
(State or other jurisdiction of        (I.R.S. Identification Employer No.)
 incorporation or organization)

     Avon Industrial Park
  Avon, Massachusetts 02322                         02322
(Address of principal executive                   (Zip Code)
           offices)

Registrant's telephone number, including area code (508) 588-7700

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                    Name of each exchange
                                              on which registered

              None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock,
                               $.01 par value
                              (Title of class)

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    [X]        No    [ ]

      Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

      Aggregate market value as of January 22, 1996 ........ $2,404,350

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 22, 1996 .  2,064,650 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                   PART I

ITEM 1. BUSINESS.

General

      The Company is primarily engaged in the business of designing, manufacturing and marketing marine engine and air-conditioning products. The Company was organized in 1932 and was re-incorporated in Delaware in 1986. The Company's marine products consist of diesel and gasoline engine-driven electrical generator sets, inboard propulsion engines, self-contained, reverse-cycle air-conditioners, and associated spare parts and accessories. In addition, the Company manufactures and markets electrical generator sets for use in non-marine applications. The Company markets its products throughout the United States and internationally principally for recreational marine applications. Accordingly, the market for the Company's products is dependent on the market for recreational boats, including auxiliary powered sailboats, powerboats, houseboats and other pleasure boats. The market for recreational boats, and consequently the Company's products, may be adversely affected by general economic conditions.

Products

      The Company's marine engine product line consists of 17 models of electrical generator sets, 20 models of inboard propulsion engines, and associated spare parts and accessories. The Company also offers 11 models of non-marine generator sets.

      The Company's diesel and gasoline engine-driven marine generator sets are installed in powerboats, houseboats, large sailboats and other pleasure and commercial boats to provide electricity for communication and navigational equipment, lighting, refrigeration and other galley services, and other safety, operating and convenience needs. The Company's present line of generator sets produce from 4.5 to 75 kilowatts of electricity. A generator set consists of an electrical generator and an attached diesel or gasoline engine used to drive the generator. These engines are fresh water cooled and range from two to eight cylinders and from nine to 46 horsepower.

      The Company's propulsion engines are inboard engines, generally installed as auxiliary power systems for sailboats. The Company's propulsion engines are fresh water cooled and range from two to six cylinders and from 12 to 108 horsepower. Management believes that more than 90% of the propulsion engines produced by the Company are installed in sailboats of up to 50 feet in length. The Company's higher horsepower propulsion engines are also installed in powerboats of up to approximately 30 feet in length such as fishing boats, cruisers and work boats.

      The Company's product line includes marine diesel auxiliary engines marketed under the Universal[register mark] name and associated spare and replacement parts and marine air-conditioning products marketed under the Rotary Aire[register mark] name. The Company manufactures and markets two self-contained, reverse-cycle air-conditioning units and accessories under the Rotary Aire[register mark] name. These units can be installed in powerboats, houseboats, sailboats and other pleasure and commercial boats.

      The Company's product line includes 11 models of electrical generator sets which may be installed in bus-converted motor coaches, specialty vehicles, such as refrigeration trucks, and ambulances and other emergency vehicles to provide electricity for lighting, refrigeration and other safety, operating and convenience needs. These generators may also be used as stand-by or secondary power sources in the event of power outages or in locations where primary power is not readily available, such as construction sites, rural areas and less developed countries.

      The Company offers a complete line of spare parts and accessories for its current product lines and for most discontinued models. The Company's line of spare parts includes oil and fuel filters, belts, thermostats, distributor caps, fuses, spark plugs, wiring, alternators, heat exchangers, circuit breakers, water and fuel pumps, starter motors and fuel solenoids. Many basic parts are packaged and sold as spare part kits. Accessories offered by the Company include various control and instrument panels, exhaust silencers and generator sound enclosures.

      The Company provides its distributors, dealers and final customers with documentation covering operation, maintenance and repair procedures for its products. Management believes that the provision of current and comprehensive documentation enhances the Company's marketing and competitive effectiveness. See "Marketing and Sales" and "Competition" below.

      Each of the Company's products is covered by a one-year limited warranty covering parts and authorized labor. In addition, the Company offers a five-year limited warranty on certain marine generator sets. Many of the Company's suppliers also warrant their products for parts and labor. Some of the Company's major suppliers warrant their products for the duration of the Company's warranties. The Company has not experienced any unusual warranty claims during any of the last three fiscal years. The Company's distributors are generally responsible for administering the Company's warranties through the dealer network. See "Marketing and Sales" below.

Governmental Regulation

      In May and November 1994, the Environmental Protection Agency (the "EPA") proposed emission standards for new gasoline and diesel powered marine engines and marine and industrial generators of the types manufactured by the Company. The emission standards are intended to reduce the emissions of hydrocarbons, nitrogen oxides, carbon monoxide, particulates and smoke. As proposed, the emission standards for gasoline and diesel powered engines and generators of the types manufactured by the Company would phase in over the period beginning August 1, 1996 and ending January 1, 1999. The proposed regulations include manufacturer testing requirements, selective enforcement auditing by the EPA, mandated warranty periods of up to five years or 3,000 hours of operation for emission-related parts and recall and repair authority for up to ten years or 6,000 hours of operation. Over the past year, the Company has worked with the EPA in an attempt to obtain relief from some of the proposed requirements, given what the Company believes will be the disproportionate impact these requirements would have on small businesses such as the Company. Final regulations have not yet been issued covering all of the Company's products, and, accordingly, the full impact of the final regulations on the Company cannot be assessed. In addition, effective August 1, 1995, regulations went into effect in the State of California establishing emissions standards covering most of the Company's generators and mandating certain warranty conditions and production testing requirements. In both the case of the proposed EPA regulations and the State of California regulations, if the Company cannot effect the required modifications of its products to meet the required emissions levels within the time frames allowed, the Company could be materially adversely affected. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Design and Development

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new applications for existing products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's six person product engineering department, is spent in this area. In prior years, the Company's product development program resulted in the introduction of the Company's line of gasoline engine-driven generator sets and propulsion engines. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more light-weight versions of existing models. In fiscal 1995, the product engineering department focused principally on the modernization of the Company's existing product line and modifications which the Company believes will be required as a result of the emissions standards discussed above. In addition, in response to demand, the Company may expand its engine product line by manufacturing generator sets or propulsion engines with different kilowattage or horsepower than its existing models. The Company intends to introduce upgraded and new models as and when developed.

      The Company's design and engineering focus is on reliability, ease of maintenance, compactness, operating smoothness, safety and longevity, among other technical and performance factors. The Company's technical and performance specifications are utilized by the Company's suppliers in producing certain component parts, metal and nonmetal fabrications and other peripheral equipment that the Company manufactures and assembles into finished products. Generally, the Company retains title to Company-developed plans, patterns and specifications used by these suppliers.

      For the three fiscal years ended October 1995, the Company incurred expenses of approximately $1,549,600 for design and development activities as follows: 1995 - $678,700, 1994 - $488,300 and 1993 - $382,600. All these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply

      The Company's manufacturing activities are conducted in an approximately 37,500 square foot facility owned by the Company. See "Item 2
- Properties" below. The Company has approximately 52 persons employed in various manufacturing and assembly functions. See "Employees" below.

      The Company's engine products generally contain from 250 to 500 component parts and assemblies purchased from domestic and foreign manufacturers and suppliers. Some of these component parts are manufactured to Company specifications, while others are further machined and assembled by the Company. The basic component of the Company's engine products is a "long block" engine, which is a complete engine block and head assembly without peripheral equipment. Peripheral equipment added by the Company includes subassemblies (generators, transmissions, alternators, carburetors, motors and pumps), castings (flywheels, bellhousings, manifolds, mounts, pulleys, brackets and couplings), sheet metal fabrications (control and instrumentation panels), injection-molded plastic and other non-metallic fabrications (belt guards, drip trays, belts, hoses and panels) and various other component parts (mounts, switches and other electrical devices).

      The Company purchases "long block" engines from five foreign manufacturers. The Company currently purchases all of its requirements of "long block" engines on a purchase order basis rather than pursuant to long-term supply agreements. In certain cases, the Company has an agreement with its "long block" engine manufacturers to supply these component parts exclusively to the Company for marine products of the type produced by the Company. Orders for "long block" engines are dollar-denominated and therefore fluctuations in the dollar/yen exchange rate have had and will continue to have an effect on the cost of the Company's raw materials. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the purchase of "long block" engines on a purchase order basis has become the more common industry practice. While the interruption of supply of "long block" engines from existing suppliers would have a material adverse effect on the Company's operations until alternative services are secured, management believes that there are adequate alternative sources of supply of "long block" engines available to it. In addition, the Company does not have long-term supply agreements with other manufacturers of other component parts or peripheral equipment. The Company believes that it can obtain these parts and equipment from a variety of sources on commercially reasonable terms. However, the disruption of its supply of these parts, equipment or "long block" engines would have a material adverse effect on the Company's operations.

      The lead time between ordering and receipt of component parts varies with the part involved, but generally ranges from a few weeks in the case of unfinished products to three to six months in the case of "long block" engines, generators and transmissions. The Company has not experienced any difficulties in obtaining finished or unfinished components or peripheral equipment on commercially reasonable terms.

      Most of the Company's purchases of component parts and peripheral equipment from Japanese ("long block" engines), Italian (generators) and other foreign manufacturers are dollar-denominated. Fluctuations in exchange rates have resulted, and may in the future result, in price increases from some of the Company's suppliers. Management believes that to varying degrees the Company's competitors in the engine product markets have been and will be similarly affected since many of its competitors also purchase component parts and peripheral equipment abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate price increases from suppliers due to fluctuations in exchange rates. The engine product markets are price sensitive, and there can be no assurance that the Company will be able to pass on price increases from its suppliers to its customers.

      The manufacturing of a particular engine product requires the integration of a number of engineering, machining and assembly functions in order to produce high quality components. Prior to final assembly, the Company's manufacturing activities involve machining various metal and nonmetal component parts on computer-controlled and conventional milling machines, lathes, drill presses, welders and other machinery, modification and assembly of electrical and mechanical subassemblies, calibration of electrical devices and components, and testing for variances from specifications and operating parameters. The Company has approximately nine machine operators who satisfy approximately 95% of the Company's machining needs. The remainder of the machining is performed by independent contractors.

      The Company has a final assembly line for its engine products where component parts, subassemblies and peripheral equipment are assembled onto "long-block" engines. Following final assembly, each generator set and propulsion engine is tested at increasing loads up to full operating capacity to verify performance and safety features. After product testing, the product is pressure hot water washed, primed and painted, unpainted components are attached, and the product is packed and shipped to the customer, generally via common carrier freight collect.

      The Company's air-conditioning products are produced on a separate assembly line where component parts (compressors, evaporator and condensing coils, fans, electrical components and plastic housings), purchased from manufacturers and suppliers, are assembled into final units. The Company does not have any long-term supply agreements with the manufacturers of these component parts. However, the Company believes it can obtain most of these parts from a variety of sources on commercially reasonable terms. Following assembly, each air-conditioner is painted and tested for performance, leakage and compliance with safety standards.

      Management believes that the Company's present facilities are sufficient for the production of its products in the foreseeable future. Any future expansion will be dependent upon future growth in demand for the Company's products. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 2 - Properties" below.

Quality Control and Computerization

      Management believes that maintaining high quality manufacturing standards is important to its competitive position and also believes that the Company has developed a reputation for high quality products. The Company maintains quality control systems and procedures which it reviews with its manufacturing personnel and which it modifies as appropriate.

      The Company's quality control systems and procedures include the testing of each fully assembled generator set and propulsion engine at increasing loads up to full operating capacity to verify performance and safety features. The checklist includes testing wiring and electrical systems, all connections and fittings, fuel and oil systems, the fresh water cooling system and safety shutdown features. In the case of the Company's generator sets, output current, voltage and frequency are also tested. The results of the tests are recorded and each product is approved by quality assurance personnel before it leaves the testing area.

      In line with its policy of updating and improving its manufacturing operations, the Company utilizes a computerized manufacturing management system which integrates the Company's inventory control, sales and financial functions with its manufacturing operations.

Marketing and Sales

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through a sales representative and to distributors. In addition, the Company's two sales managers and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEM's). Direct sales by the Company to OEM's accounted for approximately 35%, 34% and 32% of total sales for the fiscal years ended October 1995, 1994 and 1993, respectively.

      The Company's marine products are sold to distributors for resale to manufacturers of powerboats, houseboats, sailboats and other pleasure and commercial boats, and to boat dealers and marinas. Boat manufacturers install the Company's products as original equipment. In addition, the Company's distributors resell the Company's marine products to over 400 authorized dealers (including boatyards and marinas) located on or near major navigable waterways throughout the United States and Canada. These dealers install the Company's generator sets, propulsion engines and air-conditioners as either new or replacement equipment. In addition, many of these dealers maintain inventories of spare parts and accessories in order to maintain and repair the Company's marine products.

      The Company's distributor network consists of 11 domestic and 44 foreign distributors. The Company's domestic distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. Two of the Company's foreign distributors are located and operate in Canada, 16 are located and operate in Europe, six are located and operate in Central and South America, and nine are located and operate in the Far East. The Company also has distributors in Australia, New Zealand, Pakistan, Turkey, Egypt, Bahrain, Bermuda, Tahiti, the British West Indies, the U.S. Virgin Islands and the Netherlands Antilles. Each distributor operates in a specified region under a distribution agreement with the Company which assigns to the distributor the nonexclusive responsibility for sales and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products which compete with the Company's products.

      Sales to international customers totalled $2,279,300 (12.1% of net sales), $1,708,000 (11.4% of net sales) and $1,950,100 (14.5% of net sales)
for the fiscal years ended October 1995, 1994 and 1993, respectively. See
Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

      An important aspect of the Company's marketing approach and competitive position is the ability of its technical personnel and its distributors to provide technical assistance to boat manufacturers and dealers with a view to developing specifications and performance parameters for unit or serial production of its marine products. To that end, the Company selects its distributors with great care and continually monitors their technical expertise. In addition, at times the Company conducts seminars in each distribution region. These sessions are conducted by personnel from the Company and from its distributors and are open to boat manufacturers, dealers and individual boat owners. The Company occasionally sponsors service schools at its manufacturing facility designed to upgrade a distributor's technical expertise and to introduce product innovations and new products. See "Competition" below.

      The Company markets the Westerbeke[register mark], Universal[register mark] and Rotary Aire[register mark] names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Soundings, Motor Boating and Sailing, Sail, Power & Motor Yacht and Cruising World. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings, and sponsorship of exhibits at boat shows. During the fiscal years ended October 1995, 1994 and 1993, the Company incurred advertising and promotional expenses of $368,400, $283,000 and $218,300, respectively.

      For the fiscal year ended October 28, 1995, sales to Marysville Marine Distributors, Inc., Hansen Marine Engineering, Inc., Sea Ray Boats, Inc. and R.B. Grove, Inc., accounted for approximately 21.2%, 14.2%, 11.6% and 10.7%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company.

      The market for the Company's products is dependent on the market for recreational boats, including auxiliary powered sailboats, powerboats, houseboats and other pleasure boats. In addition, the recreational marine boat business is seasonal in nature and accordingly, the Company's business generally experiences some fluctuations in its business during the course of the year. See Note 14 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

Proprietary Rights

      Although the Company follows a policy of protecting its proprietary rights to its marine engine products and designs, it does not believe that its business, as a whole, is materially dependent upon such protection. The Company has registered the names Westerbeke[register mark], Universal[register mark], Rotary Aire[register mark] and Atomic
Four[register mark] under Federal trademark law.

Backlog and Credit Terms

      The Company believes that because its production is based upon cancelable purchase orders rather than long-term agreements, the amount of its backlog is not an important indicator of future sales. The Company extends credit to certain of its customers on terms which it believes are normal and customary in the marine industry.

Competition

      The business of manufacturing and supplying marine products is extremely competitive. The Company faces competition from a number of companies, including at least seven significant competitors, some of which are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company. Such competitors may be better situated to accommodate price increases from suppliers due to fluctuations in exchange rates. In addition, the Company faces competition from similar companies as it expands its product line or seeks other non-marine applications for its product line. Price is an important competitive factor, however, the Company believes that its pricing is competitive.

      The market for the Company's marine products is dependent on the market for recreational boats which may experience contracting sales as a result of general economic conditions. A contracting market may result in additional competition particularly for direct sales to large boat manufacturers.

      The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability, performance and longevity of its products, the comprehensiveness of its line of products, price, the effectiveness of its customer service and the technical expertise of its personnel and that of its distributors.

Employees

      At December 31, 1995, the Company had 78 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company

      The directors and executive officers of the Company are as follows:

Name                           Position with the Company      Age
----                           -------------------------      ---

John H. Westerbeke, Jr.......  Chairman, President and        55
                               Director (Class C)

John H. Westerbeke, Sr.......  Director (Class C)             86

Carleton F. Bryant, III......  Executive Vice President,      50
                               Treasurer, Chief Operating
                               Officer and Secretary

Gerald Bench.................  Director (Class A)             54

Thomas M. Haythe.............  Director (Class B)             56

Nicholas H. Safford..........  Director (Class B)             63

James W. Storey..............  Director (Class B)             61

      John H. Westerbeke, Jr. has been President and a director of the Company since 1976. In June 1986, Mr. Westerbeke, Jr. assumed the additional position of Chairman of the Company. Mr. Westerbeke, Jr. has served in various managerial capacities since joining the Company in 1966.

      John H. Westerbeke, Sr. is the founder of the Company. Mr. Westerbeke, Sr. has served as a director of the Company since 1946 and was Chairman of the Board of Directors of the Company from 1976 until June 1986. Mr. Westerbeke, Sr. is presently employed by the Company in various engineering capacities.

      Carleton F. Bryant, III has been Executive Vice President, Treasurer, Chief Operating Officer, and Secretary of the Company since May 1993. From October 1987 to May 1993, Mr. Bryant was Director of Business Development for Analysis & Computer Systems, Inc., a developer of computer software and systems. From June 1980 to October 1987, Mr. Bryant held various management positions with Bird-Johnson Company, a manufacturer of ship propellers, bow thrusters and hydraulic actuators. From 1969 to 1980, Mr. Bryant held a variety of management positions with Bath Iron Works Corporation, a shipbuilder.

      Gerald Bench has been a director of the Company since June 1986. Mr. Bench has been a partner in ICAP Marine Group (consulting firm) since April 1994. Mr. Bench has been the Chairman of TDG Aerospace, Inc. (manufacturer of aircraft de-icing devices) since November 1993 and was the President from October 1991 to November 1993. Mr. Bench was the President of Thermion, Inc. (manufacturer of heaters for aircraft de-icing devices) from April 1990 to September 1991. From July 1989 to March 1990, Mr. Bench was the general manager of Lermer Corporation (manufacturer of airline galley equipment). Mr. Bench is the former Chairman of the Board, President, Chief Executive Officer and director of E&B Marine Inc. (marine supplies and accessories). Mr. Bench had held various executive positions with E&B Marine Inc. for more than 30 years.

      Thomas M. Haythe has been a director of the Company since June 1986. Mr. Haythe has been a partner of the law firm of Haythe & Curley since its formation in February 1982. Mr. Haythe is also a director of Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments), Guest Supply, Inc. (provider of hotel guest room amenities, accessories and products), Isomedix Inc. (provider of sterilization services), Ramsay Health Care, Inc. (provider of psychiatric health care services) and Ramsay Managed Care, Inc. (provider of managed mental health care services).

      Nicholas H. Safford has been a director of the Company since February 1991. Mr. Safford has been the President of Nicholas H. Safford & Co., Inc. (investment counselor and private trustee) since 1983 and from 1979 to 1981. From 1982 to 1983, Mr. Safford was the President and a director of Wendell, Safford and Co., Inc. (investment counseling firm). Prior to 1978, Mr. Safford was Vice President and a director of David L. Babson & Co., Inc. (investment counseling firm).

      James W. Storey has been a director of the Company since June 1986. Mr. Storey was the President of Wellingsley Corporation (private investment management company) from December 1986 through December 1992. Mr. Storey is currently an independent consultant. From 1982 to 1986, Mr. Storey was the President and Chief Executive Officer of Codex Corporation, a subsidiary of Motorola, Inc., and was a Vice President of Motorola, Inc. Mr. Storey had held various managerial positions with Codex Corporation since 1966. Mr. Story is also a director of Progress Software Corporation (software) and Kurzweil Applied Intelligence Inc. (software).

ITEM 2. PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Avon, Massachusetts in an approximately 37,500 square foot facility owned by the Company. The Company also leases a warehouse of approximately 16,000 square feet. Management believes that the Company's present facilities are sufficient for the production of its products in the foreseeable future. Any future expansion will be dependent upon future growth in demand for the Company's products. Annual warehouse rent was approximately $71,300 in fiscal 1995 and $76,200 in fiscal 1994. See Notes 8 and 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, the Company is party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over- the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 22, 1996, there were approximately 190 shareholders of record. The following table sets forth the range of high and low bid quotations per share of the Company's Common Stock from October 31, 1993 through October 28, 1995, on the NASDAQ. High and low bid quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                            Common Stock Prices
                                            -------------------
                                            High         Low
                                            ----         ---
FISCAL 1994

 First Quarter (October 31, 1993
  to January 29, 1994)                       $1.625       $1.50

 Second Quarter (January 30, 1994
  to April 30, 1994)                          1.50         1.125

 Third Quarter (May 1, 1994
  to July 30, 1994)                           3.625        1.375

 Fourth Quarter (July 31, 1994
  to October 29, 1994)                        3.00         2.125

FISCAL 1995

 First Quarter (October 30,
  1994 to January 28, 1995)                  $2.313       $1.563

 Second Quarter (January 29,
  1995 to April 29, 1995)                     2.625        1.688

 Third Quarter (April 30, 1995
  to July 29, 1995)                           2.875        2.125

 Fourth Quarter (July 30, 1995
  to October 28, 1995)                        2.375        2.125

      On January 22, 1996, the last bid and asked price quotations for the Company's Common Stock were $2.25 and $2.625, respectively.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.


                      ITEM 6. SELECTED FINANCIAL DATA

               Five Year Comparison of Selected Financial Data

                                          October 28,   October 29,   October 30,   October 31,   October 26,
For the Year:                             1995          1994          1993          1992          1991
                                          -------------------------------------------------------------------
                                                      (In thousands, except for per share amount)

Net sales                                 $18,794       $15,038       $13,411       $15,106       $13,031
Gross profit                                4,292         3,399         3,104         3,293         2,582
Selling, general and administrative
 expense                                    2,514         2,223         2,143         2,316         2,495
Research and development expense              679           488           383           387           442

Income (loss) from operations               1,099           688           579           591          (355)
Interest (income) expense                     (43)          (19)          (10)           14           144

Income before extraordinary item
 and cumulative effect of change in
 accounting principle                         698           432           336           313          (371)

Net income (loss)                             698           633           336           397          (371)

Income (loss) per share before
 extraordinary item and cumulative
 effect of change in accounting method       0.31          0.19          0.16          0.15         (0.18)

Net income (loss) per share*                 0.31          0.28          0.16          0.19         (0.18)

At end of year:
  Total assets                            $10,999       $10,264       $ 8,772       $ 9,281       $ 9,037
  Working capital                           5,908         5,733         5,520         5,547         4,986
  Long-term liabilities                       189           267           177           268           331
  Stockholders' equity                      9,091         8,319         7,658         7,322         6,925


<F*>    See Note 1 of Notes to Consolidated Financial Statements.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The following table sets forth, for the years indicated, the percentages which the following items in the Consolidated Statements of Operations bear to Net Sales.

                                                                Years Ended
                                                ---------------------------------------
                                                October 28,   October 29,   October 30,
                                                1995          1994          1993
                                                ---------------------------------------

Net sales                                       100.0%        100.0%        100.0%

Gross profit                                     22.8          22.6          23.1

Selling, general and administrative expenses     13.4          14.8          16.0

Research and development expense                  3.6           3.2           2.9

Income from operations                            5.8           4.6           4.3

Interest income, net                              0.2           0.1           0.1

Provision for income taxes                        2.4           1.8           1.9

Net income                                        3.7           4.2           2.5


Fiscal 1995 compared to Fiscal 1994
-----------------------------------

Net sales increased $3,756,700 or 25.0% in fiscal 1995 as compared to fiscal 1994. The increase was attributable to higher unit sales of the Company's marine generators, diesel propulsion engines, and after-market parts revenues. The overall increase is primarily the result of more favorable economic conditions benefiting the pleasure boat industry.

International sales were $2,279,300 in 1995, representing 12.1% of net sales, as compared to $1,708,000 in 1994, or 11.4% of net sales. The increase in 1995 is the result of higher unit sales caused by improved economies in the European countries.

Gross profit increased $893,000 or 26.3% in fiscal 1995 as compared to fiscal 1994. Gross profit as a percentage of sales increased to 22.8% in fiscal 1995 as compared to 22.6% in fiscal 1994. The increase in gross profit percentage is primarily due to increased parts revenues and improved manufacturing productivity during the year.

Selling, general and administrative expense increased $291,200 or 13.1% in fiscal 1995 as compared to fiscal 1994. The Company incurred higher marketing and promotional expenses due to increased boat show and travel activity. Administration costs also increased primarily due to higher legal costs associated with the negotiation of supplier contracts. Employee compensation costs were also higher as a result of the Company's improved profitability.

Research and development expense increased $190,400 or 39.0% in fiscal 1995 as compared to fiscal 1994. The increase is due to additional engineering personnel and increased consulting costs associated with product enhancements. The Company has also realized increased costs due to the compliance with proposed federal and new state emission requirements.

In May and November 1994, the Environmental Protection Agency (the "EPA") proposed emission standards for new gasoline and diesel powered marine engines and marine and industrial generators of the types manufactured by the Company. As proposed, the emission standards would phase in over the period beginning August 1, 1996 and ending January 1, 1999. The proposed regulations include manufacturer testing requirements, selective enforcement auditing by the EPA, mandated warranty periods of up to five years or 3,000 hours of operation for emission-related parts and recall and repair authority for up to ten years or 6,000 hours of opeation. Final regulations have not yet been issued covering all of the Company's products and, accordingly, the full impact of the final regulations on the Company cannot be assessed. In addition, effective August 1, 1995, regulations went into effect in the State of California establishing emissions standards covering most of the Company's generators and mandating certain warranty conditions and production testing requirements. In both the case of the proposed EPA regulations and the State of California regulations, if the Company cannot effect the required modifications of its products to meet the required emissions levels within the time frames allowed, the Company could be materially adversely affected.

Net interest income was $42,900 in fiscal 1995 compared to $19,000 in fiscal 1994. The increase is primarily due to increased interest income earned on higher invested cash balances during the year.

The Company's income tax expense in fiscal 1995 was $444,400 as compared to $275,000 in fiscal 1994.

The Company's net income was $697,600 as compared to $633,000 in fiscal 1994. The increase is mainly attributable to higher unit sales throughout fiscal 1995. Net income for 1994 includes $201,300 resulting from the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Statement 109 required a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes.

Effective October 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the Company's marketable securities are classified as "available for sale" and are recorded at current market value with a offsetting adjustment to stockholders' equity.

Fiscal 1994 compared to Fiscal 1993
-----------------------------------

Net sales increased $1,626,700 or 12.1% in fiscal 1994 as compared to fiscal 1993. The increase was attributable to higher unit sales primarily to OEM customers.

International sales were $1,708,000 in 1994, representing 11.4% of net sales, as compared to $1,950,100 in 1993, or 14.5% of net sales. The decrease in 1994 is the result of lower unit sales caused by a general economic slowdown in the European countries.

Gross profit increased 9.5% in fiscal 1994 as compared to fiscal 1993. Gross profit as a percentage of sales decreased to 22.6% in fiscal 1994 as compared to 23.1% in fiscal 1993. The decrease in gross profit percentage is primarily due to increased product costs as a result of price increases from key suppliers.

Selling, general and administrative expense increased $80,300 or 3.7% in fiscal 1994 as compared to fiscal 1993. The increase is mainly due to increases in product warranty costs and customer bad debt expenses.

Research and development expense increased $105,700 or 27.6% in fiscal 1994 as compared to fiscal 1993. The increase is due to additional engineering personnel and increased consulting costs associated with product enhancements.

Net interest income was $19,000 in fiscal 1994 compared to $9,600 in fiscal 1993. The increase is primarily due to lower interest expense costs associated with the Company's capital leases during the year.

The Company's income tax expense in fiscal 1994 was $275,000 as compared to $252,500 in fiscal 1993.

The Company's net income was $633,000 in fiscal 1994 as compared to $335,700 in fiscal 1993. Net income for 1994 includes $201,300 resulting from the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Statement 109 required a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes.

Liquidity and Capital Resources

During fiscal 1995, net cash provided by operations was $336,700 as compared to net cash provided by operations of $877,800 in fiscal 1994. Cash flow provided by operations in fiscal 1995 was principally the result of net income of $697,600 and non-cash charges for depreciation and amortization of $402,500. Major uses of cash during fiscal 1995 include increases in inventories of $634,800, purchases of property, plant and equipment of $349,400, and investments in mutual funds of $313,000. The rise in inventories is primarily the result of increased demand and the timing of sales order shipments.

During fiscal 1995 and 1994, the Company purchased property, plant and equipment of $349,400 and $463,600, respectively. The Company plans capital spending of approximately $250,000 for emission testing and other related emission equipment during fiscal 1996.

On June 4, 1992, the Company entered into a $3,000,000 line of credit agreement (the "Credit Agreement") with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles of the Company. The Credit Agreement was renewed on March 31, 1995, and will expire on March 31, 1996. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 28, 1995, the Company had approximately $2,902,500 in unused borrowing capacity under the Credit Agreement and approximately $97,500 committed to cover the Company's reimbursement obligations under certain letters of credit.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1996.

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The weakening U.S. dollar relative to the yen in 1995 did result in cost increases to the Company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                    WESTERBEKE CORPORATION AND SUBSIDIARY


                    -------------------------------------


                      CONSOLIDATED FINANCIAL STATEMENTS


                    For the years ended October 28, 1995,
                    October 29, 1994 and October 30, 1993




                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Westerbeke Corporation:


We have audited the accompanying consolidated balance sheets of Westerbeke Corporation and subsidiary as of October 28, 1995 and October 29, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended October 28, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westerbeke Corporation and subsidiary as of October 28, 1995 and October 29, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended October 28, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective October 31, 1993, the Company changed its method of accounting for income taxes by adopting the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                                        /s/  KPMG PEAT MARWICK LLP


Boston, Massachusetts
December 21, 1995






                    WESTERBEKE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                                             October 28,    October 29,
ASSETS                                                          1995           1994
                                                             --------------------------

Current assets:
  Cash and cash equivalents                                  $ 1,322,200    $ 1,727,600
  Accounts receivable, net of allowance for doubtful
   accounts of $60,500 and $60,800, respectively (Note 2)      1,541,400      1,568,200
  Inventories (Note 3)                                         4,313,500      3,678,700
  Prepaid expenses and other assets                              134,100        158,400
  Deferred income taxes (Note 9)                                 316,200        278,600
                                                             -----------    -----------
      Total current assets                                     7,627,400      7,411,500

Property, plant and equipment, net (Notes 4, 8 and 10)         1,594,900      1,622,600
Other assets, net (Note 5)                                     1,140,800        966,200
Investments in marketable securities (Note 1)                    486,100        101,900
Note receivable--related party (Note 6)                          149,400        162,000
                                                             -----------    -----------
                                                             $10,998,600    $10,264,200
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 8)                 $    22,100    $    43,900
  Current portion of obligation under capital
   leases (Note 10)                                               12,700         51,500
  Accounts payable                                             1,077,600      1,256,900
  Accrued expenses and other liabilities                         380,400        311,200
  Accrued income taxes (Note 9)                                  226,300         15,400
                                                             -----------    -----------
      Total current liabilities                                1,719,100      1,678,900
                                                             -----------    -----------

Deferred income taxes (Note 9)                                   144,200        187,100
Long-term debt, net of current portion (Note 8)                   44,700         66,800
Obligations under capital leases (Note 10)                            --         12,700
                                                             -----------    -----------
                                                                 188,900        266,600
                                                             -----------    -----------

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity (Notes 11 and 12):

  Common stock, $.01 par value; authorized 5,000,000
   shares; issued and outstanding 2,064,650 shares
   in 1995 and 2,061,550 shares in 1994                           20,600         20,600
  Additional paid-in capital                                   5,902,100      5,899,000
  Unrealized gain on marketable securities (Note 1)               71,200             --
  Retained earnings                                            3,096,700      2,399,100
                                                             -----------    -----------
      Total stockholders' equity                               9,090,600      8,318,700
                                                             -----------    -----------
                                                             $10,998,600    $10,264,200
                                                             ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years ended
                                                       -----------------------------------------
                                                       October 28,    October 29,    October 30,
                                                          1995           1994           1993
                                                       -----------------------------------------

Net sales (Note 2)                                     $18,794,200    $15,037,500    $13,410,800

Cost of sales                                           14,502,100     11,638,400     10,306,800
                                                       -----------------------------------------

Gross profit                                             4,292,100      3,399,100      3,104,000

Selling, general and administrative expense              2,514,300      2,223,100      2,142,800

Research and development expense                           678,700        488,300        382,600
                                                       -----------------------------------------

Income from operations                                   1,099,100        687,700        578,600

Interest income, net                                        42,900         19,000          9,600
                                                       -----------------------------------------

Income before income taxes and cumulative effect
 of change in accounting principle                       1,142,000        706,700        588,200

Provision for income taxes (Note 9)                        444,400        275,000        252,500
                                                       -----------------------------------------

Income before cumulative effect of change in
 accounting principle                                      697,600        431,700        335,700

Cumulative effect of change in method of
 accounting for income taxes (Note 9)                           --        201,300             --
                                                       -----------------------------------------

Net income                                             $   697,600    $   633,000    $   335,700
                                                       =========================================

Income per share:

  Income before cumulative effect of change in
   accounting principle                                $      0.31    $      0.19    $      0.16

Cumulative effect of change in method of
 accounting for income taxes                                    --    $      0.09             --
                                                       -----------------------------------------

Net income per share                                   $      0.31    $      0.28    $      0.16
                                                       =========================================

Weighted average shares                                  2,248,564      2,220,667      2,120,223
                                                       =========================================


The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Three years ended October 28, 1995


                                               Common Stock        Additional   Unrealized Gains                  Total
                                            -------------------     Paid-In      on Marketable    Retained     Stockholders'
                                            Shares       Amount     Capital       Securities      Earnings        Equity
                                            --------------------------------------------------------------------------------

October 31, 1992                            2,033,750    $20,300   $5,871,500     $    --         $1,430,400    $7,322,200
Net income                                         --         --           --          --            335,700       335,700
                                            ------------------------------------------------------------------------------
October 30, 1993                            2,033,750     20,300    5,871,500          --          1,766,100     7,657,900
Exercise of stock options                      27,800        300       27,500          --                 --        27,800
Net income                                         --         --           --          --            633,000       633,000
                                            ------------------------------------------------------------------------------
October 29, 1994                            2,061,550     20,600    5,899,000          --          2,399,100     8,318,700
Exercise of stock options                       3,100         --        3,100          --                 --         3,100
Unrealized gains on marketable securities          --         --           --      71,200                 --        71,200
Net income                                         --         --           --          --            697,600       697,600
                                            ------------------------------------------------------------------------------
October 28, 1995                            2,064,650    $20,600   $5,902,100     $71,200         $3,096,700    $9,090,600
                                            ==============================================================================


The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Years Ended
                                                           -----------------------------------------
                                                           October 28,    October 29,    October 30,
                                                              1995           1994           1993
                                                           -----------------------------------------

Cash flows from operating activities:

Net income                                                 $  697,600     $  633,000     $  335,700
  Reconciliation of net income to net cash provided
   (used) by operating activities:
    Cumulative effect of accounting change                         --       (201,300)            --
    Depreciation and amortization                             402,500        398,400        445,500
    Deferred income taxes                                     (80,500)            --         33,400
    Changes in operating assets and liabilities:
      Accounts receivable                                      26,800       (291,500)      (143,200)
      Inventories                                            (634,800)      (393,200)       616,800
      Prepaid expenses and other assets                        24,300         29,900          4,500
      Recoverable income taxes                                     --         64,600        (22,600)
      Other assets                                           (200,000)      (208,300)      (558,300)
      Accounts payable                                       (179,300)       841,700       (570,200)
      Accrued expenses and other liabilities                   69,200         (1,900)      (196,400)
      Income tax payable                                      210,900          6,400          8,700
                                                           ----------------------------------------
Net cash provided (used) by operating activities              336,700        877,800        (46,100)
                                                           ----------------------------------------

Cash flows from investing activities:

Purchase of property, plant and equipment                    (349,400)      (463,600)      (159,600)
Note receivable-related party                                      --       (165,000)            --
Proceeds from payment of note receivable-related party         12,600          3,000             --
Investment in marketable securities                          (313,000)      (101,900)            --
                                                           ----------------------------------------
Net cash used in investing activities                        (649,800)      (727,500)      (159,600)
                                                           ----------------------------------------

Cash flows from financing activities:

Exercise of stock options                                       3,100         27,800             --

Principal payments on long-term debt and capital
 lease obligations                                            (95,400)       (92,000)      (120,100)
                                                           ----------------------------------------
Net cash used in financing activities                         (92,300)       (64,200)      (120,100)
                                                           ----------------------------------------
Increase (decrease) in cash and cash equivalents             (405,400)        86,100       (325,800)

Cash and cash equivalents, beginning of period              1,727,600      1,641,500      1,967,300
                                                           ----------------------------------------
Cash and cash equivalents, end of period                   $1,322,200     $1,727,600     $1,641,500
                                                           ========================================

Supplemental cash flow disclosures:
  Interest paid                                            $    8,700     $   17,000     $   26,300
  Income taxes paid                                        $  313,700     $  204,000     $  223,600

Supplemental disclosures of non cash flow item:
  Increase in unrealized gains on marketable securities        71,200             --             --
                                                           ========================================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 28, 1995, October 29, 1994 and October 30, 1993

1. Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of Westerbeke Corporation (the "Company"), and its wholly owned subsidiary, Westerbeke International, Inc. (a foreign sales corporation). Westerbeke International, Inc. was inactive during fiscal years 1995, 1994, and 1993.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Investments in Marketable Securities

Marketable investment securities at October 28, 1995 and October 29, 1994 consist of equity securities in various mutual funds. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at October 30, 1994. Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings with cost determined using the specific identification method.

Marketable investment securities at October 28, 1995 include equity securities, principally mutual funds for which the Company has both intent and ability to hold. Equity securities are stated at the fair market value at October 28, 1995 and are stated at the lower of aggregate cost or market at October 29, 1994. The total cost of the marketable securities at October 28, 1995 was $414,900. The total cost of marketable securities at October 29, 1994 was $101,900. Gross unrealized holding gains in investment securities at October 28, 1995 and October 29, 1994 were $71,200 and $0, respectively.

Inventories

Inventories are valued at the lower of cost (determined on the last-in, first-out method) or market.

Depreciation and Amortization

The Company computes depreciation and amortization expense on a straight-line basis over the following estimated useful lives:


Asset Classification                           Estimated Useful Lives
--------------------                           ----------------------

Building and building improvements             15 - 40 years
Machinery and equipment                             10 years
Patterns                                             5 years
Furniture and fixtures                          5 - 10 years
Transportation equipment                         3 - 5 years
Equipment under capital lease                   5 - 10 years
Intangibles                                     3 - 17 years

Intangible assets are classified in other assets. Maintenance and repairs are charged to expense in the period incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any gain or loss is credited or charged to income.

Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the lease or their estimated useful lives.

Revenue Recognition

The Company recognizes revenue upon shipment of product.

Product Warranty Cost

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $196,100 is included in accrued expenses and other liabilities at October 28, 1995 and October 29, 1994.

Income Taxes

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, was issued by the Financial Accounting Standards Board in February 1992. Statement 109 requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

Effective October 31, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the fiscal 1994 consolidated statement of operations.

Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each fiscal year. Common stock equivalents are not included in loss years because they are antidilutive.

2. Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company. Four customers accounted for approximately 58% and 52% of Company revenues for the fiscal years ended 1995 and 1994, respectively. Three customers totaled 41% of Company revenues for the fiscal year ended 1993. The loss of one of these customers could adversely affect the Company's profitability.

Net sales include export sales, primarily to customers in the Far East, Canada and Europe of approximately $2,279,300, $1,708,000 and $1,950,100 for fiscal years ended October 28, 1995, October 29, 1994, and October 30, 1993, respectively. In fiscal 1995, four customers accounted for sales in excess of 10% of net sales as follows: $3,993,600, $2,664,600, $2,171,900 and
$2,011,700. In fiscal 1994, four customers accounted for sales in excess of 10% of net sales as follows: $2,667,900, $2,006,600, $1,572,000 and
$1,525,300. In fiscal 1993, three customers accounted for sales in excess of 10% of net sales as follows: $2,308,100, $1,625,100 and $1,510,000.

At October 28, 1995, three customers accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $267,400, $223,000, and $217,400. At October 29, 1994, three customers accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows:
$293,500, $288,600, and $188,200. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.

3. Inventories

Inventories consist of the following:

                   October 28, 1995    October 29, 1994
                   ----------------    ----------------

Raw materials      $3,319,000          $3,010,500

Work-in-process       322,700             271,600

Finished goods        671,800             396,600
                   ----------          ----------
                   $4,313,500          $3,678,700
                   ==========          ==========

The Company uses the last-in, first-out (LIFO) method to value inventory. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $1,204,000 and $1,113,000 higher at October 28, 1995 and October 29, 1994, respectively, if the first-in, first-out (FIFO) method had been used. In 1993, inventory was reduced resulting in liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the current cost of inventory. The effect of the inventory reductions was to reduce cost of sales by approximately $156,000 in fiscal 1993. Inventory cost determined on the FIFO method approximates replacement or current cost.

The basic component of the Company's engine products is a "long block" engine, which is a complete engine block and head assembly without peripheral equipment. The Company purchases "long block" engines from five foreign manufacturers. While the interruption of supply of "long block" engines from existing suppliers would have a material adverse effect on the Company's operations until alternative services are secured, management believes that there are adequate alternative sources of supply of "long block" engines available to it.

4. Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

                                      October 28, 1995    October 29, 1994
                                      ----------------    ----------------

Land                                  $   48,000          $   48,000
Building and building improvements     1,280,100           1,112,100
Furniture and fixtures                   423,700             421,700
Machinery patterns and equipment       1,756,100           1,576,500
Transportation equipment                  11,100              11,100
Leasehold improvements                    20,400              20,400
Equipment under capital lease            845,400             845,400
                                      ----------          ----------
                                       4,384,800           4,035,200
Less accumulated depreciation          2,789,900           2,412,600
                                      ----------          ----------
                                      $1,594,900          $1,622,600
                                      ==========          ==========

The Company incurred depreciation expense of approximately $377,300, $353,000, and $336,000 for fiscal years 1995, 1994, and 1993, respectively.

5. Other Assets

The Company has entered into a split-dollar insurance arrangement with John H. Westerbeke, Jr. as part of his employment agreement (see note 10), pursuant to which the Company will pay the premium costs of certain life insurance policies. Upon surrender of the policies or payment of the death benefit, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke Jr. or his beneficiaries. Included in other assets at October 28, 1995 and October 29, 1994 is $801,300 and $601,300, respectively, which represents the cumulative value of insurance premiums paid to date.

6. Note Receivable-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr. the chairman, president and chief executive officer of the Company. The principal amount of the secured loan at October 28, 1995 and October 29, 1994 was $149,400 and $162,000, respectively. The loan was used by Mr. Westerbeke Jr. to purchase a 40 foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke, Jr. pursuant to a lease expiring in July 1999 at a rental of $2,660 per month (see Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.

7. Revolving Demand Note Payable

On June 4, 1992, the Company entered into a $3,000,000 line of credit agreement (the "Credit Agreement") with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles of the Company. The Credit Agreement was renewed on March 31, 1995, and will expire on March 31, 1996. Borrowings outstanding under the agreement are limited to 80% of eligible accounts receivable and 40% of eligible inventories valued on a first-in, first-out basis with interest payable at the prime rate. At October 28, 1995, the Company had approximately $2,902,500 in unused borrowings under the Credit Agreement and approximately $97,500 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.

8. Long-Term Debt

Long-term debt consists of:

                                                  October 28, 1995   October 29, 1994
                                                  ----------------   ----------------

Mortgage note with an interest rate of 5 1/2%
 with repayment terms through August 1998.        $66,800            $ 87,700

Convertible subordinated note issued in Rotary
 Marine, Inc. asset acquisition with interest
 at 7% annually; principal payments in annual
 installments through January 1995.                     -              23,000
                                                  -------            --------
                                                   66,800             110,700
Less current portion                               22,100              43,900
                                                  -------            --------
                                                  $44,700            $ 66,800
                                                  =======            ========

At October 28, 1995, the real estate mortgage note is collateralized by certain land and buildings with a net book value of approximately $711,000.

Aggregate maturities of long-term debt for each of the ensuing three years are as follows:


   Year          Amount
   ----          ------

   1996          $22,100
   1997           23,400
   1998           21,300
                 -------
                 $66,800
                 =======

9. Income Taxes

As discussed in Note 1, the Company adopted Statement 109 as of October 31, 1993. The cumulative effect of this change in accounting for income taxes of $201,300 is determined as of October 31, 1993 and is reported separately in the consolidated statement of operations for the year ended October 29, 1994.

Income tax expense attributable to income from continuing operations consists of:


                                 Years Ended
               ------------------------------------------------------
               October 28, 1995   October 29, 1994   October 30, 1993
               ----------------   ----------------   ----------------

Federal:
   Current     $396,000           $210,000           $157,300
   Deferred     (63,400)                 -             26,400
               --------           --------           --------
                332,600            210,000            183,700
               --------           --------           --------
State:
   Current      128,900             65,000             61,800
   Deferred     (17,100)                 -              7,000
               --------           --------           --------
                111,800             65,000             68,800
               --------           --------           --------
   Total       $444,400           $275,000           $252,500
               ========           ========           ========

The Company has no available book or tax net operating loss carryforwards.

Federal income tax returns covering all taxable periods through October 31, 1984 have been examined by the Internal Revenue Service. The Internal Revenue Service has finalized a review of the Company's fiscal 1992 and 1993 tax returns. The results did not have a material effect on the financial condition of the Company.

Income tax expense was $444,400, $275,000, and $252,500 for the years ended October 28, 1995, October 29, 1994, and October 30, 1993, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:


                                                    Years Ended
                               ------------------------------------------------------
                               October 28, 1995   October 29, 1994   October 30, 1993
                               ----------------   ----------------   ----------------

Provision at statutory rate    $388,300           $240,300           $200,000

State tax provision,
 net of federal tax benefit      73,800             42,900             36,900
Officers' life insurance          2,000                  -             12,500
Other, net                      (19,700)            (8,200)             3,100
                               --------           --------           --------
Total                          $444,400           $275,000           $252,500
                               ========           ========           ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 28, 1995, and October 29, 1994 are presented below.


                                             October 28, 1995   October 29, 1994
                                             ----------------   ----------------

Deferred tax assets:
    Accounts receivable reserve              $  41,100          $  39,800
    Inventory reserves and capitalization      196,100            159,800
    Warranty reserve                            79,000             79,000
                                             ---------          ---------
      Total gross deferred tax assets          316,200            278,600

Less valuation allowance                             -                  -
                                             ---------          ---------
Net deferred tax assets                        316,200            278,600
                                             ---------          ---------

Deferred tax liabilities:
    Fixed assets, principally due to
     accelerated depreciation methods         (144,200)          (187,100)
                                             ---------          ---------

Net deferred tax assets                      $ 172,000          $  91,500
                                             =========          =========

The valuation allowance for deferred tax assets as of October 29, 1994 was $0. There was no net change in the total valuation allowance for the year ended October 28, 1995. Management believes that the realization of net deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income.

10. Commitments and Contingencies

Lease Obligations

The Company has lease agreements for a warehouse and certain equipment (see note 6) expiring at various dates through 1999. Rental expense under operating leases was $91,500, $76,200, and $83,100 for the years ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively.

Property, plant and equipment includes $116,600 of equipment under capital lease, net of accumulated amortization of $728,800 at October 28, 1995.

The future minimum lease payments required under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


Year                                          Capital    Operating
----                                          -------    ---------

1996                                          $13,000    $ 71,600
1997                                                -      31,900
1998                                                -      31,900
1999                                                -      21,300
                                              -------    --------
Total future minimum lease payments            13,000     156,700
                                                         ========

Less: amount representing interest                300
                                              -------

Present value of minimum lease payments        12,700

Less: current portion                          12,700
                                              -------

Long-term obligations under capital leases    $     0
                                              =======


Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 28, 1995, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $97,500 (see note 7).

Royalty Arrangements

As a result of the acquisition of Rotary Marine, Inc. of Sarasota, Florida, on January 5, 1990, the Company is required to make contingent cash payments to the sellers based upon a percentage of sales of marine air conditioning products and accessories by the Company during the fiscal years ending 1992 through 1996. No payment was made in fiscal 1995, 1994 or 1993 as the sales criteria were not met.

Employment Agreements

In March of 1993, the Company entered into an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the chairman of the board, president, and chief executive officer of the Company. The Agreement calls for Mr. Westerbeke, Jr. to be paid an annual salary of $141,750, subject to increases based upon the Consumer Price Index and at the discretion of the Company. The Agreement also provides for payment of a bonus at the discretion of the board of directors of the Company. Under the Agreement, Mr. Westerbeke, Jr. may elect to have all or any part of his base salary or bonus paid as deferred compensation. Payments of deferred compensation are to be made in cash and no special fund has been established to ensure the payment of deferred compensation. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke, Jr. In addition, in the event of a change in control of the Company, Mr. Westerbeke, Jr. may terminate his employment during the one year period following such change in control, and in such event, the Company is required to pay him a lump sum cash payment in an amount equal to three times his average annual cash compensation during the most recent five taxable years of the Company. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke, Jr. for a three year period and is required to pay any premiums payable on the life insurance policies on his life for a three year period.

Under an employment agreement between the Company and John H. Westerbeke, Sr., a director of the Company, Mr. Westerbeke, Sr. will be paid $35,000 per year. This agreement provides that following his retirement, Mr. Westerbeke, Sr. will act as consultant to the Company at an annual consulting fee of $30,000.

11. Stockholders' Equity

In June 1986, the board of directors and the stockholders of the Company adopted the Company's 1986 Stock Option Plan (the "Option Plan"), under which 300,000 shares of common stock have been made available. The Company has also reserved 250,000 shares of common stock for issuance in connection with a Supplemental Stock Option Plan (the "Supplemental Plan"). The Supplemental Plan permits acceleration of the exercisability of options in the event of a change in control of the Company with the Company retaining the right of first refusal with respect to shares issued under this plan.

Options under the plans may be either nonqualified stock options or incentive stock options. Options may be granted to eligible employees of the Company and members of the board of directors.

The price at which the shares may be granted may not be less than the lower of fair market value or tangible book value in the case of nonqualified options, or 100% of the fair market value in the case of incentive stock options. The options generally become excercisable in 20% annual increments beginning on the date of the grant and expire at the end of ten years.

Information for fiscal years 1993, 1994 and 1995, with respect to the Option Plan, is as follows:

                                   Shares      Option Price
                                   ------      ------------

Outstanding at October 31, 1992     49,500     $1.00 - $1.875
   Granted                         175,000             $1.125
                                   -------     --------------
Outstanding at October 30, 1993    224,500     $1.00 - $1.875
   Exercised                        (7,700)             $1.00
   Canceled                         (6,200)            $1.875
                                   -------     --------------
Outstanding at October 29, 1994    210,600     $1.00 - $1.125
   Exercised                        (3,100)             $1.00
                                   -------     --------------
Outstanding at October 28, 1995    207,500     $1.00 - $1.125
                                   =======     ==============

The outstanding options expire on various dates through May 2003. Options for 122,500 shares of common stock were exercisable at October 28, 1995. Options for 92,500 shares are available for future grant under the Option Plan.

Information for fiscal years 1993, 1994, and 1995, with respect to the Supplemental Plan, is as follows:


                                                        Shares       Option Price
                                                        ------       ------------

Outstanding at October 31, 1992                          200,400     $0.875 -  $1.00
   Granted                                                75,000              $1.125
   Canceled                                             (100,000)              $1.00
                                                        --------     ---------------
Outstanding at October 30, 1993                          175,400     $0.875 - $1.125
   Granted                                                     -                   -
   Exercised                                             (20,100)              $1.00
   Canceled                                                    -                   -
                                                        --------     ---------------
Outstanding at October 29, 1994 and October 28, 1995     155,300     $0.875 - $1.125
                                                        ========     ===============

The outstanding options expire on various dates through March 2003. Options for 120,300 shares of common stock were exercisable at October 28, 1995. Options for 94,700 shares are available for future grant under the Supplemental Plan.

Additionally, the Company has granted nonqualified options to a consultant to purchase 6,200 shares of common stock, all of which are exercisable at October 28, 1995.

Preferred Stock

As of October 28, 1995, October 29, 1994 and October 30, 1993, 1,000,000
shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.

12. 1986 Employee Stock Purchase Plan

In June 1986, the board of directors and the stockholders of the Company adopted the Company's 1986 Employee Stock Option Plan (the "Purchase Plan"). Under the Purchase Plan, an aggregate of 100,000 shares of common stock are available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The Purchase Plan will become effective when so declared by the board of directors.

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 28, 1995, there has been no activity under the Purchase Plan.

13. Employee Benefit Plan

In 1994, the Company began an Employee Deferred Compensation Plan that covers all employees over 18 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company has made no contributions to the plan.

14. Quarterly Financial Data and Restatement of Fiscal 1994 First Quarter Information (Unaudited)
    (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 28, 1995 and October 29, 1994 is as follows:


                                                                          Fiscal
                                First          Second   Third    Fourth   Year
                                -------------------------------------------------

Fiscal 1995:
Net sales                       $4,305         $5,245   $4,879   $4,365   $18,794
Gross profit                       956          1,215    1,087    1,034     4,292
Income from operations             177            347      323      252     1,099
Net income                         114            213      200      171       698
Net income per share              0.05           0.09     0.09     0.08      0.31

Fiscal 1994:
Net sales                       $2,856         $3,871   $4,372   $3,939   $15,038
Gross profit                       625            915    1,082      777     3,399
Income from operations              28            213      314      133       688
Income before cumulative
 effect of accounting change        20            131      190       91       432
Net income                         221            131      190       91       633
Income per share before
 cumulative effect of
 accounting change                0.01           0.06     0.08     0.04      0.19
Net income per share              0.10           0.06     0.08     0.04      0.28



                                SCHEDULE II
                    WESTERBEKE CORPORATION AND SUBSIDIARY

                      VALUATION AND QUALIFYING ACCOUNT
           For the years ended October 28, 1995, October 29, 1994
                            and October 30, 1993


                     Balance at     Charged to   Charged                 Balance
                     Beginning of   Costs and    to Other                at End
                     Period         Expenses     Accounts   Deductions   of Year
                     ------------   ----------   --------   ----------   -------

1993
Allowance for
doubtful accounts    $68,900             -       -          $9,400       $59,500

1994
Allowance for
doubtful accounts    $59,500        $1,300       -               -       $60,800

1995
Allowance for
doubtful accounts    $60,800             -       -             300       $60,500



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


      Certain biographical information concerning the directors of the Company as of January 1, 1996 is set forth below. Such information was furnished by them to the Company.

                                                Certain
Name of Director            Age          Biographical Information
------------------------------------------------------------------------

GERALD BENCH                54    Partner, ICAP Marine Group (consulting
                                  firm) since April 1994; Chairman, TDG
                                  Aerospace, Inc. (manufacturer of
                                  aircraft de-icing devices) since
                                  November 1993; President of TDG
                                  Aerospace, Inc. from October 1991 to
                                  November 1993; President, Thermion, Inc.
                                  (manufacturer of heaters for aircraft
                                  de-icing devices) from April 1990 to
                                  September 1991; General Manager, Lermer
                                  Corporation (manufacturer of airline
                                  galley equipment) from June 1989 through
                                  March 1990; former Chairman of the
                                  Board, President, Chief Executive
                                  Officer and Director of E&B Marine Inc.
                                  (marine supplies and accessories) from
                                  prior to 1988; Director of the Company
                                  since June 1986.

THOMAS M. HAYTHE            56    Partner, Haythe & Curley (attorneys)
                                  since February 1982; Director:
                                  Novametrix Medical Systems Inc.
                                  (manufacturer of electronic medical
                                  instruments), Guest Supply, Inc.
                                  (provider of hotel guest room amenities,
                                  accessories and products), Isomedix Inc.
                                  (provider of sterilization services),
                                  Ramsay Health Care, Inc. (provider of
                                  psychiatric health care services) and
                                  Ramsay Managed Care, Inc. (provider of
                                  managed mental health care services);
                                  Director of the Company since June 1986.

NICHOLAS H. SAFFORD         63    President, Nicholas H. Safford & Co.,
                                  Inc. (investment counselor and private
                                  trustee) since 1983 and from 1979 to
                                  1981; former president and director of
                                  Wendell, Safford & Co., Inc. (investment
                                  counseling firm) from 1982 to 1983;
                                  former vice president and director of
                                  David L. Babson & Co., Inc. (investment
                                  counseling firm) prior to 1978; Director
                                  of the Company since February 1991.

JAMES W. STOREY             61    Consultant since January 1993;
                                  President, Wellingsley Corporation
                                  (private investment management company)
                                  from December 1986 through December
                                  1992; President and Chief Executive
                                  Officer of Codex Corporation, a
                                  subsidiary of Motorola, Inc. from 1982
                                  to 1986; Vice President of Motorola,
                                  Inc. from 1982 to 1986; Director:
                                  Progress Software Corporation (software)
                                  and Kurzweil Applied Intelligence Inc.
                                  (software); Director of the Company
                                  since June 1986.

JOHN H. WESTERBEKE, JR.     55    President of the Company since 1976;
                                  Director of the Company since 1976;
                                  Chairman of the Board of Directors of
                                  the Company since June 1986.

JOHN H. WESTERBEKE, SR.     86    Founder of the Company; Presently
                                  serving in various engineering
                                  capacities with the Company; Chairman of
                                  the Board of Directors of the Company
                                  from 1946 to June 1986.

      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in
Part I hereof.

      The Board of Directors of the Company consists of three classes of directors, Class A, Class B and Class C. Directors in each class are elected for a term of three years. The term of office of the Class A directors will expire at the Annual Meeting of Stockholders to be held in 1996. Class B and Class C directors will be elected at the Annual Meetings to be held in 1997 and 1998, respectively. Mr. Bench is a Class A director, Messrs. Haythe, Safford and Storey are Class B directors and Messrs. Westerbeke, Jr. and Westerbeke, Sr. are Class C directors.

      The directors and officers of the Company other than Messrs. Bench, Haythe, Safford and Storey are active in the business on a day-to-day basis. Messrs. Westerbeke, Sr. and Westerbeke, Jr. are father and son. No other family relationships exist between any of the directors and officers of the Company.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 28, 1995 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

      The following table sets forth information for the fiscal years ended October 28, 1995, October 29, 1994 and October 30, 1993 concerning the compensation paid or awarded to the Chief Executive Officer and the other executive officers of the Company.


                         SUMMARY COMPENSATION TABLE

                                                                Long Term
                                                               Compensation
                                         Annual Compensation      Awards
                                         -------------------   ------------
                               Fiscal
         Name and               Year
         Principal              Ended                                           All Other
         Position              October    Salary     Bonus     Options(#)     Compensation
------------------------------------------------------------------------------------------

John H. Westerbeke, Jr.         1995     $148,998   $ 5,730         --        $51,920(1)
  President, Chairman of        1994      145,186     3,212         --         62,143(1)
  the Board of Directors        1993      142,663     3,444    150,000         94,399(1)
  and Class C Director

Carleton F. Bryant, III (2)     1995     $ 94,500   $16,667         --             --
  Executive Vice President,     1994       94,500     2,173         --             --
  Treasurer, Chief Operating    1993       45,433     1,110    100,000             --
  Officer and Secretary

<F1>  Includes amounts ($31,980, $45,842 and $88,055 in fiscal 1995, 1994 and
      1993, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 28, 1995, October 29, 1994 and
      October 30, 1993 for the period from the date on which each premium was paid until March 31, 1998 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid). The amount for fiscal 1993 is the aggregate of the benefit to Mr. Westerbeke of payment of the first and second year premiums, both of which were paid in fiscal 1993.
<F2>  Effective May 3, 1993, Carleton F. Bryant, III became Executive
      Vice President, Treasurer, Chief Operating Officer and Secretary of the Company. See "Employment Agreements" below.


      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 28, 1995.

      The following table sets forth the number and value of options held by the executive officers named in the Summary Compensation Table at October 28, 1995. During the fiscal year ended October 28, 1995, none of the executive officers named in the Summary Compensation Table exercised any options or warrants to purchase Common Stock.


                      OPTION VALUES AT OCTOBER 29, 1994


                                                                   Value of
                                    Number of                     Unexercised
                                   Unexercised                  In-the-Money (1)
                                    Options at                     Options at
                                 October 28, 1995               October 28, 1995
                           ----------------------------   ----------------------------
          Name             Exercisable    Unexercisable   Exercisable    Unexercisable
--------------------------------------------------------------------------------------

John H. Westerbeke, Jr.      100,000         70,000        $102,500        $78,750

Carleton F. Bryant, III       40,000         60,000        $ 40,000        $60,000

<F1>  In-the-money options are those where the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.


Employment Agreements
---------------------

      The Company has an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, which provides for his employment by the Company at an annual salary of $141,750, subject to increases based upon the Consumer Price Index and at the discretion of the Company.
The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. Under the Agreement, Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing in March following the year in which he retires or ceases to be actively employed by the Company. Payments of deferred compensation are to be made in cash and no special fund has been established to ensure the payment of deferred compensation. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke as described below. The Agreement may be terminated by the Company upon the disability of Mr. Westerbeke, by the Company with or without cause, and by Mr. Westerbeke in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the Agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three year period and is required to pay any premiums payable on the split-dollar life insurance policies on his life for a three year period. Under the Agreement, Mr. Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment.

      The Company has entered into a split-dollar insurance arrangement with Mr. Westerbeke, Jr., pursuant to which the Company will pay the premium costs of certain life insurance policies that pay a death benefit of not less than $2,419,153 in the aggregate upon the death of Mr. Westerbeke. Upon surrender of the policies or payment of the death benefit thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke or his beneficiaries. See footnote (1) to the "Summary Compensation Table" above for further information on premium payments made by the Company.

      The Company has an agreement with Carleton F. Bryant, III, the Executive Vice President, Treasurer and Chief Operating Officer of the Company, which provides for his employment by the Company at an annual salary of $94,500. Under a related agreement Mr. Bryant agrees not to compete with the Company for a period of three years following the termination of his employment.

      The Company has an agreement with John H. Westerbeke, Sr., a director of the Company, which provides for his employment by the Company at an annual salary of $35,000 until Mr. Westerbeke, Sr. retires. This agreement also provides that following his retirement, Mr. Westerbeke, Sr. will act as a consultant to the Company at an annual consulting fee of $30,000. The Company paid Mr. Westerbeke, Sr. $35,000 during fiscal 1995.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      Thomas M. Haythe, a director of the Company and a member of the Compensation Committee, is a partner of the New York City law firm of Haythe & Curley, which firm acted as legal counsel to the Company during the past fiscal year. It is expected that Haythe & Curley will continue to render legal services to the Company in the future.

Compensation of Directors
-------------------------

      The Company pays its directors a fee of $1,000 for attending each meeting of the Board of Directors of the Company.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

      See "Employment Agreements" above for information concerning certain change of control arrangements with respect to John H.
Westerbeke, Jr., the Chairman of the Board, President and Chief
Executive Officer of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 1996, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                            Shares of
                                           Common Stock             Percent
          Name and Address              Owned Beneficially          of Class
-----------------------------------------------------------------------------

FMR Corp............................      213,738(1)                10.4%
    82 Devonshire Street
    Boston, Massachusetts 02109

Dimensional Fund Advisors Inc.......      103,200(2)                 5.0%
    1299 Ocean Avenue
    Santa Monica, California  90401

Gerald Bench........................            0                    --
    38 McKinley Drive
    Ocean, New Jersey  07712

Thomas M. Haythe....................       20,100(3)                  *
    237 Park Avenue
    New York, New York  10017

Nicholas H. Safford.................       20,100(4)                  *
    9 Cleaves Street
    Rockport, Massachusetts  01966

James W. Storey.....................       20,100(5)                  *
    3 Saddle Ridge Road
    Dover, Massachusetts  02030

John H. Westerbeke, Jr..............    1,178,250(6)                54.4%
    Avon Industrial Park
    Avon, Massachusetts  02322

John H. Westerbeke, Sr..............            0                    --
    Avon Industrial Park
    Avon, Massachusetts  02322

Carleton F. Bryant, III.............       40,000(7)                 1.9%
    Avon Industrial Park
    Avon, Massachusetts  02322

All Directors and Officers as a
  Group (seven persons).............    1,278,550(3)(4)(5)(6)(7)    56.4%

<F*>   Less than one percent.
<F1>   Information as to the holdings of FMR Corp. ("FMR") is based upon a report on Schedule 13D filed with the Securities and Exchange Commission. Such report indicates that 231,738 shares were beneficially owned by FMR with sole voting power and sole dispositive power.
<F2>   Information as to the holdings of Dimensional Fund Advisors Inc.
       ("Dimensional") is based upon a report on Schedule 13G filed with the Securities and Exchange Commission. Such report indicates that 103,200 shares were owned with sole dispositive power and 83,200 shares were owned with sole voting power. Such report indicates that persons who are officers of Dimensional also serve as officers of DFA Investment Dimensions Group Inc., an open-ended investment company (the "Fund") registered under the Investment Company Act of 1940 and in their capacity as officers of the Fund, such persons vote 20,000 shares owned by the Fund.
<F3>   Consists of 20,100 shares issuable upon the exercise of
       presently exercisable stock options held by Mr. Haythe.
<F4>   Consists of 20,100 shares issuable upon the exercise of
       presently exercisable stock options held by Mr. Safford.
<F5>   Consists of 20,100 shares issuable upon the exercise of
       presently exercisable stock options held by Mr. Storey.
<F6>   Includes 100,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Westerbeke, Jr.
<F7>   Consists of 40,000 shares issuable upon the exercise of
       presently exercisable stock options held by Mr. Bryant.


      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company leases a 40-foot sailboat from Mr. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to a lease expiring in July 1999. The Company pays an annual rental to him of $31,920 and also pays approximately $10,000 to $15,000 of annual expenses in connection with the operation and maintenance of the sailboat. The Company makes use of the sailboat to evaluate the performance of its marine engine products and for other corporate purposes. In July 1994, Mr. Westerbeke, Jr. executed a promissory note payable to the Company in the principal amount of $165,000. The proceeds of the loan were used by Mr. Westerbeke, Jr. to purchase the sailboat which is leased to the Company as described above. The loan, which is due June 1, 2004, is payable in equal monthly installments which commenced on July 1, 1994, together with interest at 7.75% per annum and is secured by the sailboat. Management of the Company believes that the terms of the lease and of the secured loan are no less favorable to the Company than it could obtain from an unrelated party.

      Thomas M. Haythe, a Class B director of the Company, is a partner of the New York City law firm of Haythe & Curley, which firm has acted as legal counsel to the Company (and its predecessor) for several years. It is expected that Haythe & Curley will continue to render legal services to the Company in the future.


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)   1.  Financial Statements:

          Included in PART II of this report:                             Page

          Report of KPMG Peat Marwick LLP.............................    25

          Consolidated Balance Sheets at October 28, 1995 and
           October 29, 1994...........................................    26

          Consolidated Statements of Operations for the three years
           in the period ended October 28, 1995.......................    27

          Consolidated Statements of Changes in Stockholders' Equity
           for the three years in the period ended October 28, 1995...    28

          Consolidated Statements of Cash Flow for the three years
           in the period ended October 28, 1995.......................    29

          Notes to Consolidated Financial Statements..................    30

          2.  Financial Statement Schedule:

          Included in PART II of this report:

          Schedule II - Valuation and Qualifying Account for the
           three years in the period ended October 28, 1995...........    40

          Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

          3.    Exhibits:

          The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

          (b)    Current Reports on Form 8-K:

          During the fiscal quarter ended October 28, 1995, the Company did not file any Current Reports on Form 8-K.

                              *       *       *

      Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.


                              POWER OF ATTORNEY

      The registrant and each person whose signature appears below hereby appoint John H. Westerbeke, Jr. and Thomas M. Haythe as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment(s) to this Annual Report with the Securities and Exchange Commission.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 25, 1996

                                        WESTERBEKE CORPORATION


                                        By  /s/ John H. Westerbeke, Jr.
                                            John H. Westerbeke, Jr.
                                            Chairman and President


      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 25, 1996

                                        By  /s/ John H. Westerbeke, Jr.
                                            John H. Westerbeke, Jr.
                                            Chairman and President and
                                            Principal Executive Officer


Dated:  January 25, 1996                By  /s/ Carleton F. Bryant III
                                            Carleton F. Bryant III
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Principal Financial
                                            and Accounting Officer


Dated:  January 25, 1996                By  /s/ Gerald Bench
                                            Gerald Bench
                                            Director


Dated:  January 25, 1996                By  /s/ Thomas M. Haythe
                                            Thomas M. Haythe
                                            Director


Dated:  January 25, 1996                By  /s/ Nicholas H. Safford
                                            Nicholas H. Safford
                                            Director


Dated:  January 25, 1996                By  /s/ James W. Storey
                                            James W. Storey
                                            Director


Dated:  January 25, 1996                By  /s/ John H. Westerbeke, Sr.
                                           John H. Westerbeke, Sr.
                                           Director


                              Index to Exhibits

Exhibit
  No.                           Name of Exhibit                             Page
---------------------------------------------------------------------------------

   2      Agreement and Plan of Merger between the Company and
          J.H. Westerbeke Corporation, a Massachusetts corporation........   (1)

   3(a)   Certificate of Incorporation of the Company (as amended)........   (1)

   3(b)   By-Laws of the Company..........................................   (5)

  10(a)   Agreement dated as of June 30, 1986 by and between the Company
          and John H. Westerbeke, Sr......................................   (1)

  10(b)   1986 Stock Option Plan of the Company as amended on
          January 6, 1987 and on May 26, 1988.............................   (5)

  10(c)   1986 Employee Stock Purchase Plan of the Company................   (1)

  10(d)   Supplemental Stock Option Plan of the Company...................   (5)

  10(e)   Agreement dated as of June 1, 1986 by and among the Company,
          Ruth A. Westerbeke, John H. Westerbeke, Jr., and John H.
          Westerbeke, Jr., John H. Westerbeke, Sr. and Ruth A. Westerbeke,
          as trustees.....................................................   (1)

  10(f)   Form of Agreement with Distributors - Domestic..................

  10(g)   Form of Agreement with Distributors - International............    (1)

  10(h)   Supplemental Medical Insurance Policy...........................   (1)

  10(i)   Letter Agreement dated May 22, 1992 between the Company and
          State Street Bank and Trust Company.............................   (3)

  10(j)   Letter Agreement dated March 17, 1995 between the Company and
          State Street Bank and Trust Company.............................

  10(k)   Security Agreement dated June 4, 1992 by the Company in favor of
          State Street Bank and Trust Company.............................   (3)

  10(l)   Note of the Company dated March 22, 1995, due March 31, 1996 in the principal amount of $3,000,000 payable to the order of
          State Street Bank and Trust Company.............................

  10(m)   Asset Purchase Agreement dated as of January 5, 1990 by and among the Company, Westerbeke Rotary Aire, Inc., Rotary Marine,
          Inc., Eugene Whipp and Arville J. Collins.......................   (5)

  10(n)   Convertible Subordinated Note of the Company and Westerbeke
          Rotary Aire, Inc. dated January 5, 1990 in the principal amount
          of $115,000 payable to Rotary Marine, Inc.......................   (5)

  10(o)   Lease dated November 4, 1987 by and between GBD/Odyssey
          Associates Limited Partnership and the Company..................   (5)

  10(p)   Lease Amendment Agreement dated April 29, 1991 by and between
          GBD/Odyssey Associates Limited Partnership and the Company......   (2)

  10(q)   Second Lease Amendment Agreement dated April 7, 1993 by and between GBD/Odyssey Associates Limited Partnership and the
          Company.........................................................   (4)

  10(r)   Subordination, Nondisturbance and Attornment Agreement dated
          November 8, 1994 by and among the Company, New Avon Limited
          Partnership and UNUM Life Insurance Company of America..........   (5)

  10(s)   Employment Agreement dated March 24, 1993 between the Company and John H. Westerbeke, Jr., Chairman, President and Chief
          Executive Officer of the Company................................   (4)

  10(t)   Employment Agreement dated May 14, 1993 and Confidentiality
          Agreement dated May 14, 1993 between the Company and Carleton F.
          Bryant III, Chief Operating Officer of the Company..............   (4)

  21      Subsidiary of the Company.......................................

  23      Consent of KPMG Peat Marwick LLP................................

  24    Power of Attorney.................................................  (See Page 54
                                                                             of Annual
                                                                             Report on
                                                                             Form 10-K)

  27    Financial Data Schedule...........................................

<F1>  Incorporated by reference to Exhibits to Registration Statement
      No. 33-6972 filed with the Securities and Exchange Commission.
<F2>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 26, 1991.
<F3>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 31, 1992.
<F4>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 30, 1993.
<F5>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 29, 1994.