Form 10-Q
period 1996-01-27
WESTERBEKE CORP
filed 1996-03-12
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:         January 27, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to

      Commission file number        0-15046


                           Westerbeke Corporation
           (Exact name of registrant as specified in its charter)

               Delaware                                04-1925880
    (State or other jurisdiction of                (I.R.S. employer
    incorporation or organization)                Identification No.)

 Avon Industrial Park, Avon, Massachusetts               02322
  (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code   (508) 588-7700

                                  No Change
(Former name, former address and former fiscal year if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]      No  [ ]


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
      Class                                   January 27, 1996
      -----                                   ----------------

      Common Stock, $.01 par value               2,064,450



                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                    Page

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets as of January 27, 1996
             and October 28, 1995                                     3

            Consolidated Statements Operations for the three
             months ended January 27, 1996 and January 28, 1995       4

            Consolidated Statements of Cash Flows for the three
             months ended January 27, 1996 and January 28, 1995       5

            Notes to Consolidated Financial Statements              6-7

      Item 2 -

            Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    8-9

Part II - Other Information                                          10

Signatures                                                           11



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                               January 27,       October 28,
                                                  1996              1995
                                               -----------    -----------------
                                               (Unaudited)      (Derived from
ASSETS                                                        Audited Financial
                                                                 Statements)

Current assets:
  Cash and cash equivalents                    $   355,600       $ 1,322,200
  Accounts receivable, net of allowance for
   doubtful accounts of $60,500                  1,520,900         1,541,400
  Inventories (Note 2)                           5,354,200         4,313,500
  Prepaid expenses and other assets                167,900           134,100
  Deferred income taxes                            330,900           316,200
                                               -----------------------------
      Total current assets                       7,729,500         7,627,400

Property, plant and equipment, net               1,567,100         1,594,900
Other assets, net                                1,135,300         1,140,800
Investment in marketable securities                596,900           486,100
Note receivable - related party                    146,300           149,400
                                               -----------------------------
                                               $11,175,100       $10,998,600
                                               =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt            $    22,400       $    22,100
  Current portion of obligations under
   capital leases                                    5,100            12,700
  Accounts payable                               1,552,000         1,077,600
  Accrued expenses and other liabilities           306,600           380,400
  Accrued income taxes                                  --           226,300
                                               -----------------------------
      Total current liabilities                  1,886,100         1,719,100
                                               -----------------------------

Deferred income taxes                              134,000           144,200
Long-term debt, net of current portion              38,900            44,700
                                               -----------------------------
                                                   172,900           188,900
                                               -----------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued and outstanding
   2,064,450 shares                                 20,600            20,600
  Additional paid-in-capital                     5,902,100         5,902,100
  Unrealized gain on marketable securities          65,000            71,200
  Retained earnings                              3,128,400         3,096,700
                                               -----------------------------
      Total stockholders' equity                 9,116,100         9,090,600
                                               -----------------------------
                                               $11,175,100       $10,998,600
                                               =============================

The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                -------------------------
                                                January 27,   January 28,
                                                   1996          1995
                                                -----------   -----------
                                                      (Unaudited)

Net sales                                       $3,929,700    $4,305,400

Cost of sales                                    3,221,800     3,349,000
                                                ------------------------

  Gross profit                                     707,900       956,400

Selling, general and administrative expense        532,100       611,100

Research and development expense                   166,800       168,500
                                                ------------------------

  Income from operations                             9,000       176,800

Interest income, net                               (45,600)      (12,900)
                                                ------------------------

  Income before income taxes                        54,600       189,700

Provision for income taxes                          23,000        75,700
                                                ------------------------

Net income                                      $   31,600    $  114,000
                                                ========================


Income per share:

Net income per share                            $     0.01    $     0.05
                                                ========================

Weighted average common and common
 equivalents shares outstanding                  2,267,269     2,232,574
                                                ========================

The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                               --------------------------
                                                               January 27,    January 28,
                                                                  1996           1995
                                                               -----------    -----------
                                                                      (Unaudited)

Cash flows from operating activities:

  Net income                                                   $   31,600     $  114,000
  Reconciliation of net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                  99,100        104,200
    Deferred income taxes                                         (24,900)        (6,100)
    Changes in operating assets and liabilities:
      Accounts receivable                                          20,500       (345,800)
      Inventories                                              (1,040,700)      (399,600)
      Prepaid expenses and other assets                           (25,200)       (52,900)
      Accounts payable                                            474,500        136,400
      Accrued expenses and other liabilities                     (308,600)        57,500
                                                               -------------------------
        Net cash provided (used) by operating activities         (773,700)      (392,300)
                                                               -------------------------

Cash flows from investing activities:

  Purchase of property, plant and equipment                       (66,200)       (67,400)
  Proceeds from payment of note receivable - related party          3,100          2,300
  Investment in marketable securities, net                       (116,900)       (81,400)
                                                               -------------------------
        Net cash used in investing activities                    (180,000)      (146,500)
                                                               -------------------------

Cash flows from financing activities:

  Principal payments on long-term debt and capital lease
   obligations                                                    (12,900)       (42,200)
                                                               -------------------------
        Net cash used in financing activities                     (12,900)       (42,200)
                                                               -------------------------

Decrease in cash and cash equivalents                            (966,600)      (581,000)

Cash and cash equivalents, beginning of period                  1,322,200      1,727,600
                                                               -------------------------

Cash and cash equivalents, end of period                       $  355,600     $1,146,600
                                                               =========================

Supplemental cash flow disclosures:
  Interest paid                                                $      400     $    3,300
  Taxes paid                                                   $  282,800     $   32,000

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

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1.     Summary of Significant Accounting Policies:
       -------------------------------------------

   A.  Financial Statements
       --------------------

       The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995.

       In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of January 27, 1996, the results of their operations for the three months ended January 27, 1996 and January 28, 1995, and the cash flows for the three months then ended, have been included.

   B.  Basis of Presentation
       ---------------------

       The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc., has been inactive since fiscal year 1987.

2.     Inventories
       -----------

       The Company uses the last-in, first-out (LIFO) method to value inventory.

       Inventories are comprised of the following:

                                January 27,     October 28,
                                   1996            1995
                                -----------     -----------

       Raw materials            $4,327,100      $3,319,000
       Work-in-process             310,900         322,700
       Finished goods              716,200         671,800
                                --------------------------
                                $5,354,200      $4,313,500
                                ==========================

       The Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

       The Company anticipates an increase in its LIFO valuation account as of October 26, 1996. Accordingly, the Company has recorded an increase of $15,000, on a pro ratabasis, in the LIFO reserve during the first three months of fiscal 1996. During the first three months of 1995, the Company recorded, on a pro rata basis, an increase of $15,000 in the LIFO reserve. Inventories would have been $1,219,000 higher at January 27, 1996 and $1,204,000 higher as of October 28, 1995, if the weighted-average first-in, first-out
       (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.



                Item 2 - Management's Discussion and Analysis
                ---------------------------------------------
              Of Financial Condition and Results Of Operations
              ------------------------------------------------


Results of Operations -
-----------------------

Net sales decreased by $375,700, or 8.7%, during the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. The decrease in net sales was primarily attributable to lower unit volume of the Company's diesel propulsion engine products and lower spare parts revenues. The decrease in revenues from the diesel propulsion engine products was primarily the result of lower unit sales to the Company's OEM customers. Lower spare parts revenues were primarily caused by inclement weather throughout the east coast during the first fiscal quarter of 1996.

Gross profit decreased $248,500, or 26.0% during the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. As a percentage of net sales, gross profit decreased to 18.0% during the first quarter of fiscal year 1996, as compared to 22.2% for the first quarter of fiscal year 1995. The decrease in gross profit margin is primarily the result of lower spare parts revenues and a change in product mix to lower margin generator units.

Operating expenses decreased $80,700 or 10.4% for the first quarter of fiscal 1996, as compared to the same period in fiscal 1995. The decrease in operating expenses is primarily the result of lower advertising, marketing and building maintenance costs.

For the quarter ended January 27, 1996, the Company reported net income of $31,600, compared to a net income of $114,000 for the same period in fiscal 1995. The decrease in net income for the first quarter of fiscal 1996 is primarily attributable to lower sales volume in the first quarter of fiscal 1996 compared to the same period in fiscal 1995.


Liquidity and Capital Resources
-------------------------------

During the first three months of fiscal 1996, net cash used by operations was $773,700, compared to net cash used by operations of $392,300 for the first three months in fiscal 1995. The decrease in cash flow from operations is primarily attributable to an increase in inventory for the three month period ended January 27, 1996, as compared to the same period in fiscal 1995. The increase in inventory is primarily the result of an unanticipated decrease in sales volume over the prior period and the planned one-time purchase of engines from a key supplier.

During the three months ended January 27, 1996, the Company purchased property, plant and equipment of $66,200. The Company plans to incur capital expenditures of approximately $350,000 for emission testing and product development equipment during the remainder of fiscal 1996.

On June 4, 1992, the Company entered into a $3,000,000 line of credit agreement (the "Credit Agreement") with State Street Bank and Trust Company, collateralized by certain inventory and receivables of the Company. At January 27, 1996, the Company had approximately $2,822,300 in unused borrowing capacity under the Credit Agreement and approximately $177,700 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement expires on March 31, 1996. Management is in the process of renewing the Credit Agreement and anticipates bank approval.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility (the "Term Loan") with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment to be purchased and subject to working capital and equity covenants. On June 30, 1996, the Revolving Line of Credit will terminate and be automatically converted into a five year Term Loan bearing an interest rate calculated at the bank's cost of funds plus 2.25%. At January 27, 1996, the Company had no borrowings under the Revolving Line of Credit.

Management believes cash flow from operations and borrowings available under the Credit Agreement and the Revolving Line of Credit will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1996.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rates have had a minimal impact on the Company during the fist fiscal quarter of 1996.



Part II.   Other Information

   Item 1  Legal Proceedings
   -------------------------

           None to report

   Item 2  Changes in Securities
   -----------------------------

           None to report

   Item 3  Default Upon Senior Securities
   --------------------------------------

           None to report

   Item 4  Submissions of Matters to a Vote of Security Holders
   ------------------------------------------------------------

           None to report

   Item 5  Other Information
   -------------------------

           None to report

   Item 6  Exhibits and Reports on Form 8-K
   ----------------------------------------

           (a)  Exhibits

                10(a) Loan Facility Agreement dated January 23, 1996 between the Company and State Street Bank and Trust Company

                10(b) Promissory Note of the Company dated January 23, 1996 in the principal amount of $500,000 payable to the order of State Street Bank and Trust Company

                10(c) Security Agreement dated January 23, 1996 between the Company and State Street Bank and Trust Company

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the period covered by this report.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  March 12, 1996                  /s/ John H. Westerbeke, Jr.
                                           John H. Westerbeke, Jr.
                                           Chairman and President


Dated  March 12, 1996                  /s/ Carleton F. Bryant III
                                           Carleton F. Bryant III
                                           Executive Vice President
                                           and Principal Financial
                                           and Accounting Officer