Form 10-Q
period 1996-04-27
WESTERBEKE CORP
filed 1996-06-05
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:    April 27, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

     Commission file number        0-15046


                           Westerbeke Corporation
       ----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                04-1925880
 -------------------------------------        -------------------------
   (State or other jurisdiction of                 (I.R.S. employer
    incorporation or organization)                Identification No.)


Avon Industrial Park, Avon, Massachusetts               02322
- - -------------------------------------------   -------------------------
  (Address of principal executive office)             (Zip Code)


Registrant's telephone number, including area code    (508) 588-7700


                                  No Change
     ---------------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]      No  [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding at
       Class                                  June 1, 1996
       -----                                 ---------------

       Common Stock, $.01 par value            2,071,850



                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                    Page

Part I - Financial Information

       Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets as of April 27, 1996 and
          October 28, 1995                                             3

          Consolidated Statements of Operations for the three
          months ended April 27, 1996 and April 29, 1995               4

          Consolidated Statements of Operations for the six
          months ended April 27, 1996 and April 29, 1995               5

          Consolidated Statements of Cash Flows for the six
          months ended April 27, 1996 and April 29, 1995               6

          Notes to Consolidated Financial Statements                 7-8

       Item 2 -

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9-10

Part II - Other Information                                        11-12

Signatures                                                            13



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                April 27,      October 28,
                                                1996           1995
                                                -----------    -----------------
                                                (Unaudited)    (Derived from
ASSETS                                                         Audited Financial
                                                               Statements)

Current assets:
  Cash and cash equivalents                     $   761,100    $1,322,200
  Accounts receivable, net of allowance for
   doubtful accounts of $60,400 and $60,500,
   respectively                                   2,117,400     1,541,400
  Inventories (Note 2)                            4,707,600     4,313,500
  Prepaid expenses and other assets                 133,600       134,100
  Deferred income taxes                             330,900       316,200
                                                -------------------------
      Total current assets                        8,050,600     7,627,400

Property, plant and equipment, net                1,676,500     1,594,900
Other assets, net                                 1,129,900     1,140,800
Investments in marketable securities                736,800       486,100
Note receivable - related party                     143,100       149,400
                                                -------------------------
                                                $11,736,900   $10,998,600
                                                =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                      $   197,900   $         -
  Current portion of long-term debt                  22,700        22,100
  Current portion of obligations under capital
   leases                                                 -        12,700
  Accounts payable                                1,602,500     1,077,600
  Accrued expenses and other liabilities            298,100       380,400
  Accrued income taxes                               39,000       226,300
                                                -------------------------
      Total current liabilities                   2,160,200     1,719,100
                                                -------------------------

Deferred income taxes                               134,000       144,200
Long-term debt, net of current portion               33,200        44,700
                                                -------------------------
                                                    167,200       188,900
                                                -------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued and outstanding
   2,070,850 shares at April 27, 1996 and
   2,064,650 at October 28, 1995.                    20,700        20,600
  Additional paid-in-capital                      5,908,200     5,902,100
  Unrealized gain on marketable securities          126,900        71,200
  Retained earnings                               3,353,700     3,096,700
                                                -------------------------
      Total stockholders' equity                  9,409,500     9,090,600
                                                -------------------------
                                                $11,736,900   $10,998,600
                                                =========================


The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended
                                                   -----------------------
                                                   April 27,    April 29,
                                                      1996         1995
                                                   ----------   ----------
                                                         (Unaudited)

Net sales                                          $5,535,200   $5,245,000

Cost of sales                                       4,182,100    4,029,500
                                                   -----------------------
  Gross profit                                      1,353,100    1,215,500

Selling, general and administrative expense           736,900      656,100

Research and development expense                      237,400      212,700
                                                   -----------------------
  Income from operations                              378,800      346,700

Interest (income) expense, net                          1,500       (9,800)
                                                   -----------------------
  Income before income taxes                          377,300      356,500

Provision for income taxes                            151,900      143,600
                                                   -----------------------

Net income                                         $  225,400   $  212,900
                                                   =======================


Net income per share                               $     0.10   $     0.09
                                                   =======================


Weighted average common and common equivalents
 shares outstanding                                 2,301,728    2,241,738
                                                   =======================


The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six Months Ended
                                                --------------------------
                                                April 27,       April 29,
                                                   1996            1995
                                                ----------      ----------
                                                        (Unaudited)

Net sales                                       $9,464,900      $9,550,400

Cost of sales                                    7,403,900       7,378,700
                                                --------------------------

  Gross profit                                   2,061,000       2,171,700

Selling, general and administrative expense      1,269,000       1,267,000

Research and development expense                   404,200         381,200
                                                --------------------------

  Income from operations                           387,800         523,500

Interest income, net                                44,100          22,700
                                                --------------------------

  Income before income taxes                       431,900         546,200

Provision for income taxes                         174,900         219,300
                                                --------------------------

Net income                                      $  257,000      $  326,900
                                                ==========================

Net income per share                            $     0.11      $     0.15
                                                ==========================

Weighted average common and common
 equivalents shares outstanding                  2,287,412       2,246,976
                                                ==========================


The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                       ------------------------
                                                       April 27,      April 29,
                                                          1996           1995
                                                       ---------      ---------
                                                              (Unaudited)

Cash flows from operating activities:

  Net income                                           $  257,000     $  326,900
  Reconciliation of net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                         203,400        206,900
    Deferred income taxes                                 (24,900)         2,300
    Changes in operating assets and liabilities:
      Accounts receivable                                (576,000)      (824,600)
      Inventories                                        (394,100)      (628,500)
      Prepaid expenses and other assets                       500        (19,900)
      Accounts payable                                    524,900        176,300
      Accrued expenses and other liabilities              (82,300)       155,300
      Accrued income taxes payable                       (187,300)        53,900
                                                       -------------------------
    Net cash used by operating activities                (278,800)      (551,400)
                                                       -------------------------

Cash flows from investing activities:

  Purchase of property, plant and equipment              (274,200)      (105,700)
  Proceeds from payment of note receivable -
   related party                                            6,300          4,800
  Investment in marketable securities, net               (194,900)      (159,600)
                                                       -------------------------
    Net cash used in investing activities                (462,800)      (260,500)
                                                       -------------------------

Cash flows from financing activities:

  Proceeds from revolving line of credit                  197,900              -
  Proceeds from exercise of employee stock options          6,200              -
  Principal payments on long-term debt and capital
   lease obligations                                      (23,600)       (58,200)
                                                       -------------------------
    Net cash provided (used) in financing activities      180,500        (58,200)
                                                       -------------------------

Decrease in cash and cash equivalents                    (561,100)      (870,100)

Cash and cash equivalents, beginning of period          1,322,200      1,727,600
                                                       -------------------------

Cash and cash equivalents, end of period               $  761,100     $  857,500
                                                       =========================

Supplemental cash flow disclosures:
  Interest paid                                        $    4,500     $    5,500
  Taxes paid                                           $  387,400     $  112,700


The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1.  Summary of Significant Accounting Policies:
    -------------------------------------------

    A.  Financial Statements
    ------------------------

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

        In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 27, 1996, the results of their operations for the three and six months ended April 27, 1996 and April 29, 1995, and the cash flows for the six months then ended, have been included.

    B.  Basis of Presentation
    -------------------------

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc., has been inactive since fiscal year 1987.

2.  Inventories
    -----------

        The Company uses the last-in, first-out (LIFO) method to value inventory.

        Inventories are comprised of the following:

                                     April 27,      October 28,
                                        1996           1995
                                     ----------     -----------

        Raw materials                $3,896,500     $3,319,000
        Work-in-process                 308,400        322,700
        Finished goods                  502,700        671,800
                                     -------------------------
                                     $4,707,600     $4,313,500
                                     =========================

        The Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

        The Company anticipates an increase in its LIFO valuation account as of October 26, 1996. Accordingly, the Company has recorded an increase of $25,000, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 1996. During the first six months of 1995, the Company recorded, on a pro rata basis, an increase of $50,000 in the LIFO reserve. Inventories would have been $1,229,000 higher at April 27, 1996 and $1,204,000 higher as of October 28, 1995, if the weighted-average first-in, first-out
        (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.



                Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results Of Operations


Results of Operations -
- - -----------------------

Net sales increased by $290,200, or 6%, during the second quarter of fiscal 1996 and decreased $85,500 or 1% for the first six months of fiscal 1996 as compared to the same periods in fiscal 1995. The increase in second quarter net sales is primarily attributable to higher unit volume of the Company's marine generator products. The decrease in net sales for the first six months of fiscal 1996 is primarily the result of lower unit volume to the Company's OEM customers and lower parts revenues during the first fiscal quarter of 1996.

Gross profit increased $137,600, or 11% during the second quarter and decreased $110,700 or 5% for the first six months of fiscal 1996 as compared to the same periods in fiscal 1995. As a percentage of net sales, gross profit increased to 24% during the second quarter of fiscal year 1996, as compared to 23% for the second quarter of fiscal 1995, and decreased to 22% for the six months ended April 27, 1996 compared to 23% for the same period ended April 29, 1995. The increase as a percentage of net sales during the second quarter of fiscal 1996 is attributable to an increase in unit volume of the Company's large generator products. The decrease in the percent gross profit for the first six months of fiscal 1996 is primarily attributable to lower spare parts revenue during the period compared to the same period in fiscal 1995.

Operating expenses increased $105,500 or 12% for the second quarter and $25,000 or 2% in the first six months of fiscal 1996, as compared to the same periods in fiscal 1995. Research and development costs have increased due to the addition of personnel and higher costs related to achieving compliance with federal and state emission requirements.
Selling and administrative expenses have increased primarily due to higher costs associated with increased advertising and marketing promotion.

Net interest income decreased $11,300 during the second quarter and increased $21,400 for the first six months of fiscal 1996 as compared to the same periods in fiscal 1995. The decrease in the second quarter is primarily due to lower interest income caused by lower invested cash balances during the period. The increase in the first six months of fiscal 1996 is due to dividends received from the Company's marketable securities.

For the second quarter ended April 27, 1996, the Company reported net income of $225,400, compared to a net income of $212,900 for the same period in fiscal 1995. For the six months ended April 27, 1996, the Company reported net income of $257,000 as compared to net income of $326,900 for the six-months ended April 29, 1995. The increase in net income for the second quarter of fiscal 1996 is primarily attributable to the increase in net sales for the period. The decrease in net income for the six months ended April 27, 1996 is primarily attributable to lower unit volume during the first three months of fiscal 1996 compared to the same period in 1995.


                    WESTERBEKE CORPORATION AND SUBSIDIARY


Liquidity and Capital Resources
- - -------------------------------

During the first six months of fiscal 1996, net cash used by operations was $278,800, compared to net cash used by operations of $551,400 for the first six months in fiscal 1995. The increase in cash flow from operations is primarily attributable to increases in accounts payable and smaller growth in accounts receivables and inventories for the six month period ended April 27, 1996, as compared to the same period in fiscal 1995. The increase in accounts payable is the result of the timing of inventory disbursements for the period. Smaller growth of accounts receivable is directly attributable to the timing of cash receipts from several large customers.

During the six months ended April 27, 1996, the Company purchased property, plant and equipment of $274,200. The purchases were primarily for design equipment to be used in development of new Company products. The Company plans to spend approximately $200,000 more on emission testing equipment during the remainder of the year.

On June 4, 1992, the Company entered into a $3,000,000 line of credit agreement (the "Credit Agreement") with State Street Bank and Trust Company, collateralized by all inventory and receivables of the Company. At April 27, 1996, the Company had approximately $2,872,500 in unused borrowing capacity under the Credit Agreement and approximately $127,500 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement expires on March 31, 1997.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility (the "Term Loan") with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment to be purchased and subject to working capital and equity covenants. On June 30, 1996 the Revolving Line of Credit will terminate and be automatically converted into a five year Term Loan bearing a interest rate calculated at the bank's cost of funds plus 2.25%. At April 27, 1996 the Company had borrowed $197,900 under the Revolving Line of Credit.

Management believes cash flow from operations and borrowings available under the Credit Agreement and the Revolving Line of Credit will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1996.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first two fiscal quarters of 1996.



Part II.    Other Information

   Item 1   Legal Proceedings

            None to report

   Item 2   Changes in Securities

            None to report

   Item 3   Default Upon Senior Securities

            None to report

   Item 4   Submissions of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held March 22, 1996.

            (b)   Not applicable because:
                  (I) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated February 28, 1996; and (iii) all such nominees were elected.

            (c)   The matters voted upon at the Meeting were as follows:

                  (i)   The election of one Class A director of the Company.


            Gerald Bench

               FOR                                   1,925,907
               WITHHOLD AUTHORITY                        7,080

                  (ii) Approval of the Westerbeke Corporation 1996 Stock Option Plan.

               FOR                                   1,427,276
               AGAINST                                  66,051
               ABSTENTIONS AND BROKER NON-VOTES        439,690


                  (iii) A proposal to ratify the Board of Directors' selection of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the Company's fiscal year ending October 26, 1996.

               FOR                                   1,925,942
               AGAINST                                   3,600
               ABSTENTIONS AND BROKER NON-VOTES          3,445


   Item 5   Other Information

            None to report

   Item 6   Exhibits and Reports on Form 8-K

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


                                    WESTERBEKE CORPORATION
                                    (Registrant)


Dated   June 5, 1996                /s/ John H. Westerbeke, Jr.
                                        John H. Westerbeke, Jr.
                                        Chairman and President


Dated   June 5, 1996               /s/ Carleton F. Bryant III
                                       Carleton F. Bryant III
                                       Executive Vice President and
                                       Principal Financial and Accounting
                                       Officer