Form 10-Q
period 1996-07-27
WESTERBEKE CORP
filed 1996-09-04
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:      July 27, 1996

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to

         Commission file number               0-15046

                           Westerbeke Corporation
                           ----------------------
          (Exact name of registrant as specified in its charter)

                Delaware                             04-1925880
                --------                             ----------
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)               Identification No.)

Avon Industrial Park, Avon, Massachusetts               02322
- - -----------------------------------------               -----
 (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code      (508) 588-7700

                                 No Change
                                 ---------
                       (Former name, former address
           and former fiscal year if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
               Yes     [X]                         No     [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at
                                             July 27, 1996
                   -----                     --------------

      Common Stock, $.01 par value              2,078.850

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                     Page
Part I - Financial Information

Item 1 - Consolidated Financial Statements

  Consolidated Balance Sheets as of July 27, 1996 and
   October 28, 1995                                                    3

  Consolidated Statements of Operations for the three
   months ended July 27, 1996 and July 29, 1995                        4

  Consolidated Statements of Operations for the nine
   months ended July 27, 1996 and July 29, 1995                        5

  Consolidated Statements of Cash Flows for the nine
   months ended July 27, 1996 and July 29, 1995                        6

  Notes to Consolidated Financial Statements                          7-8

Item 2 -

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                      9-10

Part II - Other Information                                          11

Signatures                                                           12

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                               July 27,     October 28,
                                                 1996          1995
                                               --------     -----------
                                              (Unaudited)   (Derived from
ASSETS                                                      Audited Financial
                                                            Statements)

Current assets:
  Cash and cash equivalents                   $   878,800   $ 1,322,200
  Accounts receivable, net of allowance for
   doubtful accounts of $60,400 and $60,500,
   respectively                                 2,581,300     1,541,400
  Inventories (Note 2)                          4,264,700     4,313,500
  Prepaid expenses and other assets               152,800       134,100
  Deferred income taxes                           316,200       316,200
                                              -------------------------
    Total current assets                        8,193,800     7,627,400

Property, plant and equipment, net              1,789,700     1,594,900
Other assets, net                               1,124,500     1,140,800
Investments in marketable securities              779,700       486,100
Note receivable - related party                   139,900       149,400
                                              -------------------------
                                              $12,027,600   $10,998,600
                                              =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                    $   315,000   $         -
  Current portion of long-term debt                23,000        22,100
  Current portion of obligations under
   capital leases                                       -        12,700
  Accounts payable                              1,518,300     1,077,600
  Accrued expenses and other liabilities          400,100       380,400
  Accrued income taxes                                  -       226,300
                                              -------------------------
    Total current liabilities                   2,256,400     1,719,100
                                              -------------------------

Deferred income taxes                             144,200       144,200
Long-term debt, net of current portion             27,300        44,700
                                              -------------------------
                                                  171,500       188,900
                                              -------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued and outstanding
   2,078,550 shares at July 27, 1996 and
   2,064,650 at October 28, 1995.                  21,200        20,600
  Additional paid-in-capital                    5,959,800     5,902,100
  Unrealized gain on marketable securities         91,800        71,200
  Treasury Stock, 44,400 shares at cost          (133,200)            -
  Retained earnings                             3,660,100     3,096,700
                                              -------------------------
    Total stockholders' equity                  9,599,700     9,090,600
                                              -------------------------
                                              $12,027,600   $10,998,600
                                              =========================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                 ---------------------
                                                 July 27,     July 29,
                                                   1996         1995
                                                 --------     --------
                                                      (Unaudited)

Net sales                                       $5,927,800   $4,879,200

Cost of sales                                    4,505,700    3,792,300
                                                -----------------------
  Gross profit                                   1,422,100    1,086,900

Selling, general and administrative expense        629,800      607,600

Research and development expense                   264,300      155,900
                                                -----------------------
  Income from operations                           528,000      323,400

Interest income, net                                   300       11,300
                                                -----------------------
  Income before income taxes                       528,300      334,700

Provision for income taxes                         221,900      134,800
                                                -----------------------

Net income                                      $  306,400   $  199,900
                                                =======================

Net income per share                            $     0.14   $     0.09
                                                =======================

Weighted average common and common equivalents
 shares outstanding                              2,254,871    2,249,284
                                                =======================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended
                                                 ------------------------
                                                 July 27,        July 29,
                                                   1996            1995
                                                 --------        --------
                                                        (Unaudited)

Net sales                                       $15,392,700     $14,429,500

Cost of sales                                    11,909,600      11,171,200
                                                ---------------------------
  Gross profit                                    3,483,100       3,258,300

Selling, general and administrative expense       1,898,800       1,874,200

Research and development expense                    668,500         537,100
                                                ---------------------------
      Income from operations                        915,800         847,000

Interest income, net                                 44,400          34,000
                                                ---------------------------
  Income before income taxes                        960,200         881,000

Provision for income taxes                          396,800         354,200
                                                ---------------------------

Net income                                      $   563,400     $   526,800
                                                ===========================

Net income per share                            $      0.25     $      0.23
                                                ===========================

Weighted average common and common equivalents
 shares outstanding                               2,256,330       2,251,265
                                                ===========================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                   ------------------------
                                                   July 27,        July 29,
                                                     1996            1995
                                                   --------        --------
                                                         (Unaudited)

Cash flows from operating activities:
  Net income                                     $   563,400      $   526,800
  Reconciliation of net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                    302,200          303,700
    Deferred income taxes                                  -           (2,000)
    Changes in operating assets and liabilities:
      Accounts receivable                         (1,040,000)        (289,600)
      Inventories                                     48,800         (732,300)
      Prepaid expenses and other assets              (18,700)         (24,100)
      Accounts payable                               440,800           (3,900)
      Accrued expenses and other liabilities          19,800          112,600
      Accrued income taxes                          (226,300)         103,200
                                                 ----------------------------
    Net cash provided (used) by operating
     activities                                       90,000           (5,600)
                                                 ----------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment         (480,900)        (231,300)
  Proceeds from payment of note receivable -
   related party                                       9,500            7,800
  Investment in marketable securities, net          (272,900)        (237,900)
                                                 ----------------------------
    Net cash used in investing activities           (744,300)        (461,400)
                                                 ----------------------------

Cash flows from financing activities:
  Proceeds from revolving line of credit             315,000                -
  Proceeds from exercise of employee stock
   options                                            58,300            3,100
  Purchase of treasury stock                        (133,200)               -
  Principal payments on long-term debt and
   capital lease obligations                         (29,200)         (76,500)
                                                 ----------------------------
    Net cash provided (used) in financing
     activities                                      210,900          (73,400)
                                                 ----------------------------

Decrease in cash and cash equivalents               (443,400)        (540,400)

Cash and cash equivalents, beginning of period     1,322,200        1,727,600
                                                 ----------------------------

Cash and cash equivalents, end of period         $   878,800      $ 1,187,200
                                                 ============================

Supplemental cash flow disclosures:
  Interest paid                                  $    12,400      $     4,200
  Taxes paid                                     $   622,800      $   166,200

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:
      -------------------------------------------

      A.   Financial Statements
      -------------------------

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

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of July 27, 1996, the results of their operations for the three and nine months ended July 27, 1996 and July 29, 1995, and the cash flows for the nine months then ended, have been included.

      B.   Basis of Presentation
      --------------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke
      International, Inc., has been inactive since fiscal year 1987.

2.    Inventories
      -----------
      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                                 July 27,    October 28,
                                   1996         1995
                                 --------    -----------

            Raw materials       $3,513,700   $3,319,000
            Work-in-process        293,800      322,700
            Finished goods         457,200      671,800
                                -----------------------
                                $4,264,700   $4,313,500
                                =======================

      The Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 26, 1996. Accordingly, the Company has recorded an increase of $40,000, on a pro rata basis, in the LIFO reserve during the first nine months of fiscal 1996. During the first nine months of 1995, the Company recorded, on a pro rata basis, an increase of $100,000 in the LIFO reserve. Inventories would have been $1,244,000 higher at July 27, 1996 and $1,204,000 higher as of October 28, 1995, if the weighted-average first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

                Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results Of Operations

Results of Operations -
- - -----------------------

Net sales increased by $1,048,600, or 21%, during the third quarter of fiscal 1996 and increased $963,200 or 7% for the first nine months of fiscal 1996 as compared to the same periods in fiscal 1995. The increase in net sales for the third quarter and the first nine months of fiscal 1996 is primarily attributable to higher unit volume of the Company's marine generator products.

Gross profit increased $335,200, or 31% during the third quarter and increased $224,800 or 7% for the first nine months of fiscal 1996 as compared to the same periods in fiscal 1995. As a percentage of net sales, gross profit increased to 24% during the third quarter of fiscal year 1996, as compared to 22% for the third quarter of fiscal 1995, and remained at 23% for the nine months ended July 27, 1996 and July 29, 1995, respectively. The increase as a percentage of net sales during the third quarter of fiscal 1996 is primarily attributable to lower material costs when compared to the same period during fiscal 1995.

Operating expenses increased $130,600 or 17% for the third quarter and $156,000 or 6% in the first nine months of fiscal 1996, as compared to the same periods in fiscal 1995. Research and development costs have increased due to the addition of personnel and higher costs related to achieving compliance with federal and state emission requirements. Selling and administrative expenses have increased primarily due to higher costs associated with increased advertising and marketing promotion.

Net interest income decreased $11,000 during the third quarter and increased $10,400 for the first nine months of fiscal 1996 as compared to the same periods in fiscal 1995. The decrease in the third quarter is primarily due to increases in interest expense associated with the revolving line of credit entered into on January 23, 1996. The increase in the first nine months of fiscal 1996 is due to dividends received from the Company's marketable securities offset by the previously mentioned increase in interest expense and lower interest income due to lower invested cash balances during fiscal 1996.

For the third quarter ended July 27, 1996, the Company reported net income of $306,400, compared to a net income of $199,900 for the same period in fiscal 1995. For the nine months ended July 27, 1996, the Company reported net income of $536,400 as compared to net income of $526,800 for the nine months ended July 29, 1995. The increase in net income for the third quarter of fiscal 1996 and the nine months ended July 27, 1996 is primarily attributable to higher unit volume during the periods when compared to the same periods in 1995.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

Liquidity and Capital Resources
- - -------------------------------

During the first nine months of fiscal 1996, net cash provided by operations was $90,000, compared to net cash used by operations of $5,600 for the first nine months in fiscal 1995. The increase in cash flow from operations is primarily attributable to increases in accounts payable and decreases in inventory balances for the nine month period ended July 27, 1996, as compared to the same period in fiscal 1995. These amounts are offset by an increase in accounts receivable as a result of higher sales. Increases in accounts payable is the result of the timing of cash disbursements for the period. The decrease in inventories is directly attributable to the increase in unit sales during the period.

During the nine months ended July 27, 1996, the Company purchased property, plant and equipment of $480,900. The purchases were primarily for design and analysis equipment to be used in development of new Company products. The Company plans to spend approximately $200,000 more on emission testing equipment during the remainder of the year.

On June 4, 1992, the Company entered into a $3,000,000 line of credit agreement (the "Credit Agreement") with State Street Bank and Trust Company, collateralized by all inventory and receivables of the Company. At July 27, 1996, the Company had approximately $2,812,500 in unused borrowing capacity under the Credit Agreement and approximately $187,500 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement expires on March 31, 1997.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility (the "Term Loan") with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment to be purchased and subject to working capital and equity covenants. At July 27, 1996 the Company had borrowed $315,000 under the Revolving Line of Credit. On July 31, 1996 the Revolving Line of Credit terminated and automatically converted into a five year Term Loan in the principal amount of $315,000, bearing a fixed interest rate of 8.96%.

Management believes cash flow from operations and borrowings available under the Credit Agreement and the Revolving Line of Credit will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1996.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first three fiscal quarters of 1996.

Part II.   Other Information

      Item 1   Legal Proceedings

               None to report

      Item 2   Changes in Securities

               None to report

      Item 3   Default Upon Senior Securities

               None to report

      Item 4   Submissions of Matters to a Vote of Security Holders

               None to report

      Item 5   Other Information

               None to report

      Item 6   Exhibits and Reports on Form 8-K

               (a) Exhibit 27 Financial Data Schedule for the nine months ended July 27, 1996

               (b)   Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the period covered by this report.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated      September 4, 1996           /s/ John H. Westerbeke, Jr.
                                           John H. Westerbeke, Jr.
                                           Chairman and President


Dated      September 4, 1996           /s/ Carleton F. Bryant III
                                           Carleton F. Bryant III
                                           Executive Vice President
                                           and Principal Financial
                                           and Accounting Officer