Form 10-K
period 1996-10-26
WESTERBEKE CORP
filed 1997-01-24
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 26, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ____________


                       Commission file number 0-15046
                                              -------


                           WESTERBEKE CORPORATION
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Delaware                                  041925880
----------------------------------------         ---------------------------
(State or other jurisdiction of Employer         (I.R.S. Identification No.)
     incorporation or organization)


          Avon Industrial Park
       Avon, Massachusetts 02322                                   02322
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (508)   588 - 7700


Securities registered pursuant to Section 12 (b) of the Act:

                                             Name of each exchange on
      Title of each class                        which registered
      -------------------                    ------------------------
              None                                     None

Securities registered pursuant to Section 12 (g) of the Act:

                                Common Stock,
                               $.01 par value
                               --------------
                              (Title of class)

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes____X_____             No __________

      Indicate by a check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [  ].

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

      Aggregate market value as of January 17, 1997............  $2,688,300

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 17, 1997.....   2,078,550
shares

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None.


                                   PART I

ITEM 1.  BUSINESS.

General
-------

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

Products
--------

      The Company's marine engine product line consists of 18 models of electrical generator sets, 19 models of inboard propulsion engines, and associated spare parts and accessories. The Company also offers 11 models of non-marine generator sets.

      The Company's diesel and gasoline engine-driven marine generator sets are installed in powerboats, houseboats, large sailboats and other pleasure and commercial boats to provide electricity for communication and navigational equipment, lighting, refrigeration and other galley services, and other safety, operating and convenience needs. The Company's present line of generator sets produce from 4.5 to 65 kilowatts of electricity. A generator set consists of an electrical generator and an attached diesel or gasoline engine used to drive the generator. These engines are fresh water cooled and range from two to eight cylinders.

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

      The Company's product line also includes marine diesel auxiliary engines and associated spare and replacement parts marketed under the Universal(R) name and marine air-conditioning products marketed under the Rotary Aire(R) name. The Company manufactures and markets two self-contained, reverse-cycle air-conditioning units and accessories under the Rotary Aire(R) name. These units can be installed in powerboats, houseboats, sailboats and other pleasure and commercial boats.

      The Company's product line includes 11 models of non-marine electrical generator sets which may be installed in bus-converted motor coaches, specialty vehicles, such as refrigeration trucks, and ambulances and other emergency vehicles to provide electricity for lighting, refrigeration and other safety, operating and convenience needs. These generators may also be used as stand-by or secondary power sources in the event of power outages or in locations where primary power is not readily available, such as construction sites, rural areas and less developed countries.

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

Governmental Regulation
-----------------------

      Many of the Company's products are subject to exhaust emission standards pursuant to regulations promulgated by the Environmental Protection Agency (the "EPA"), effective September 1, 1996, and by the State of California, effective August 1, 1995. The emission standards are intended to reduce the emissions of hydrocarbons, nitrogen oxides, carbon monoxide, particulates and smoke. It is anticipated that by January 1, 1999, all of the Company's products will be subject to such regulations. All of the regulations include manufacturer testing requirements, mandated warranties on emissions related components, product labeling and reporting requirements. Additionally, future regulations may include provisions for selective enforcement audits and recall and repair requirements.

      At this time, all of the Company's products which are subject to these emissions regulations comply with the regulations. However, the emission standards established by the regulations will become broader in scope and more stringent regarding emissions levels each year. As a result, research and development expenditures for emissions compliance will continue at a significant level for the foreseeable future. Additionally, if at any time the Company cannot effect the required modifications of its products to meet the required emissions levels within the time frame allowed, the Company could be materially adversely affected.

Design and Development
----------------------

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's ten person product engineering department, is spent in this area. In prior years, the Company's product development program resulted in the introduction of the Company's line of gasoline engine-driven generator sets and propulsion engines. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more light-weight versions of existing models. In fiscal 1996, the product engineering department focused principally on the modernization of the Company's existing product line and modifications which the Company believes will be required as a result of the emissions standards discussed above. In addition, in response to demand, the Company may expand its engine product line by manufacturing generator sets or propulsion engines with different kilowattage or horsepower than its existing models. The Company intends to introduce upgraded and new models as and when developed.

      The Company's design and engineering focus is on reliability, ease of maintenance, compactness, operating smoothness, safety and longevity, among other technical and performance factors. The Company's technical and performance specifications are utilized by the Company's suppliers in producing certain component parts, metal and nonmetal fabrications and other peripheral equipment that the Company manufactures and assembles into finished products. Generally, the Company retains title to Company-developed drawings, patterns and specifications used by these suppliers.

      For the three fiscal years ended October 1996, the Company incurred expenses of approximately $2,085,700 for design and development activities as follows: 1996 - $918,700, 1995 - $678,700 and 1994 - $488,300. All these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply
-----------------------------------

      The Company's manufacturing activities are conducted in an approximately 37,500 square foot facility owned by the Company. See "Item 2
- Properties" below. The Company has approximately 52 persons employed in various manufacturing and assembly functions. See "Employees" below.

      The Company's engine products generally contain from 250 to 500 component parts and assemblies purchased from domestic and foreign manufacturers and suppliers. Some of these component parts are manufactured to Company specifications, while others are further machined and assembled by the Company. The basic component of the Company's engine products is a "long block" engine, which is a complete engine block and head assembly without peripheral equipment. Peripheral equipment added by the Company includes subassemblies (generators, transmissions, alternators, carburetors, motors and pumps), machined castings (flywheels, bellhousings, manifolds, mounts, pulleys, brackets and couplings), sheet metal fabrications (control and instrumentation panels), injection-molded plastic and other non-metallic fabrications (belt guards, drip trays, belts, hoses and panels) and various other component parts (mounts, switches and other electrical devices).

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

      The manufacturing of a particular engine product requires the integration of a number of engineering, machining and assembly functions in order to produce high quality components. Prior to final assembly, the Company's manufacturing activities involve machining various metal and nonmetal component parts on computer-controlled and conventional milling machines, lathes, drill presses, welders and other machinery, modification and assembly of electrical and mechanical subassemblies, calibration of electrical devices and components and testing for variances from specifications and operating parameters. The Company has approximately ten machine operators who satisfy approximately 95% of the Company's machining needs. The remainder of the machining is performed by independent contractors.

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

Quality Control and Computerization
-----------------------------------

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

Marketing and Sales
-------------------

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through a sales representative and to distributors. In addition, the Company's two sales managers and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEM's). Direct sales by the Company to OEM's accounted for approximately 34%, 35%, and 34% of total sales for the fiscal years ended October 1996, 1995 and 1994, respectively.

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

      The Company's distributor network consists of 10 domestic and 46 foreign distributors. The Company's distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. Two of the Company's foreign distributors are located and operate in Canada, 16 are located and operate in Europe, six are located and operate in Central and South America, and nine are located and operate in the Far East. The Company also has distributors in Australia, New Zealand, Pakistan, Egypt, Turkey, Bahrain, Bermuda, Tahiti, the British West Indies, the U.S. Virgin Islands, Bangladesh, Maldives and the Netherlands Antilles. Each distributor operates in a specified region under a distribution agreement with the Company which assigns to the distributor the nonexclusive responsibility for sales and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products which compete with the Company's products.

      Sales to international customers totaled $2,594,500 (12.6% of net sales), $2,279,300 (12.1% of net sales) and $1,708,000 (11.4% of net sales)
for the fiscal years ended October 1996, 1995 and 1994, respectively.  See
Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

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

      The Company markets the Westerbeke(R), Universal(R) and Rotary Aire(R) names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Soundings, Motor Boating and Sailing, Sail, Power & Motor Yacht and Cruising World. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings and sponsorship of exhibits at boat shows. During the fiscal years ended October 1996, 1995 and 1994, the Company incurred advertising and promotional expenses of $453,200, $368,400, and $283,000, respectively.

      For the fiscal year ended October 26, 1996, sales to Sea Ray Boats, Inc., Marysville Marine Distributors, Inc. and Hansen Marine Engineering, Inc., accounted for approximately 18.9%, 18.4% and 10.9%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company.

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

Proprietary Rights
------------------

      Although the Company follows a policy of protecting its proprietary rights to its marine engine products and designs, it does not believe that its business, as a whole, is materially dependent upon such protection. The Company has registered the names Westerbeke(R), Universal(R), Rotary Aire(R) and Atomic Four(R) under Federal trademark law.

Backlog and Credit Terms
------------------------

      The Company believes that because its production is based upon cancelable purchase orders rather than long-term agreements, the amount of its backlog is not an important indicator of future sales. The Company extends credit to certain of its customers on terms which it believes are normal and customary in the marine industry.

Competition
-----------

      The business of manufacturing and supplying marine products is extremely competitive. The Company faces competition from a number of companies, including at least seven significant competitors, some of which are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company. Such competitors may be better situated to accommodate price increases from suppliers due to fluctuations in exchange rates. In addition, the Company faces competition from similar companies as it expands its product line or seeks other non-marine applications for its product line. Although price is an important competitive factor, the Company believes that its pricing is competitive.

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

Employees
---------

      At December 31, 1996, the Company had 87 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:


Name                                 Position with the Company      Age
----                                 -------------------------      ---

John H. Westerbeke, Jr............   Chairman, President and         56
                                     Director (Class C)

John H. Westerbeke, Sr............   Director (Class C)              87

Carleton F. Bryant, III...........   Executive Vice President,       51
                                     Treasurer, Chief Operating
                                     Officer and Secretary

Gerald Bench......................   Director (Class A)              55

Thomas M. Haythe..................   Director (Class B)              57

Nicholas H. Safford...............   Director (Class B)              64

James W. Storey...................   Director (Class B)              62

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

      Gerald Bench has been a director of the Company since June 1986. Mr. Bench has been the President and Chief Executive Officer of Hadley Fruit Orchards, Inc. since November 1996 and was a consultant from March 1995 to November 1996. Mr. Bench was a partner in ICAP Marine Group (consulting firm) from November 1993 to February 1995. Mr. Bench was the Chairman and President of TDG Aerospace, Inc. (manufacturer of aircraft de-icing devices) from October 1991 to November 1993. Mr. Bench was the President of Thermion, Inc. (manufacturer of heaters for aircraft de-icing devices) from April 1990 to September 1991. From July 1989 to March 1990, Mr. Bench was the general manager of Lermer Corporation (manufacturer of airline galley equipment). Mr. Bench is the former Chairman of the Board, President, Chief Executive Officer and director of E&B Marine Inc. (marine supplies and accessories). Mr. Bench had held various executive positions with E&B Marine Inc. for more than 30 years.

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

      James W. Storey has been a director of the Company since June 1986. Mr. Storey was the President of Wellingsley Corporation (private investment management company) from December 1986 through December 1992. Mr. Storey is currently an independent consultant. From 1982 to 1986, Mr. Storey was the President and Chief Executive Officer of Codex Corporation, a subsidiary of Motorola, Inc., and was a Vice President of Motorola, Inc. Mr. Storey had held various managerial positions with Codex Corporation since 1966. Mr. Storey is also a director of Progress Software Corporation (software) and Kurzweil Applied Intelligence Inc. (software).

ITEM 2.  PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Avon, Massachusetts in an approximately 37, 500 square foot facility owned by the Company. The Company also leases a warehouse of approximately 16,000 square feet. Management believes that the Company's present facilities are sufficient for the production of its products in the foreseeable future. Any future expansion will be dependent upon future growth in demand for the Company's products. Annual warehouse rent was approximately $78,400 in fiscal 1996 and $71,300 in fiscal 1995. See Notes 8 and 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 17, 1997, there were approximately 177 shareholders of record. The following table sets forth the range of high and low bid quotations per share of the Company's Common Stock from October 30, 1994 through October 26, 1996, on the NASDAQ. High and low bid quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                              Common Stock Prices
                                              -------------------
                                               High         Low
                                              ------      -------
FISCAL 1995
  First Quarter (October 30, 1994 to
   January 28, 1995)                          $2.313      $1.563

  Second Quarter (January 29, 1995 to
   April 29, 1995)                             2.625       1.688

  Third Quarter (April 30, 1995 to
   July 29, 1995)                              2.875       2.125

  Fourth Quarter (July 30, 1995 to
   October 28, 1995)                           2.375       2.125

FISCAL 1996
  First Quarter (October 29, 1995 to
   January 27, 1996)                          $4.125      $2.125

  Second Quarter (January 28, 1996 to
   April 27, 1996)                             3.250       2.375

  Third Quarter (April 28, 1996 to
   July 27, 1996)                              2.875       1.875

  Fourth Quarter (July 28, 1996 to
   October 26, 1996)                           2.688       2.000

      On January 17, 1997, the last bid and asked price quotations for the Company's Common Stock were $2.50 and $2.875 respectively.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

               Five Year Comparison of Selected Financial Data


                                              October 26,   October 28,   October 29,   October 30,   October 31,
                                                 1996          1995          1994          1993          1992
For the Year:                                 -----------   -----------   -----------   -----------   -----------
                                              (In thousands, except for per share amount)

Net sales                                       $20,653       $18,794       $15,038       $13,411       $15,106
Gross profit                                      4,778         4,292         3,399         3,104         3,293
Selling, general and administrative expense       2,672         2,514         2,223         2,143         2,316
Research and development expense                    919           679           488           383           387

Income from operations                            1,187         1,099           688           579           591
Interest (income) expense                           (47)          (43)          (19)          (10)           14

Income before cumulative effect of change in
 accounting principle                               737           698           432           336           313

Net income                                          737           698           633           336           397

Income per share before cumulative effect of
 change in accounting method                       0.33          0.31          0.19          0.16          0.15

Net income per share*                              0.33          0.31          0.28          0.16          0.19

At end of year:
Total assets                                    $12,681       $10,999       $10,264       $ 8,772       $ 9,281
Working capital                                   6,315         5,908         5,733         5,520         5,547
Long-term liabilities                               520           189           267           177           268
Stockholders' equity                              9,841         9,091         8,319         7,658         7,322

<F*> *  See Note 1 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

The following table sets forth, for the years indicated, the percentages which the following items in the Consolidated Statements of Operations bear to Net Sales.


                                                             Years Ended
                                               ---------------------------------------
                                               October 26,   October 28,   October 29,
                                                  1996          1995          1994
                                               -----------   -----------   -----------

Net sales                                        100.0 %       100.0 %       100.0 %

Gross profit                                      23.1          22.8          22.6

Selling, general and administrative expenses      12.9          13.4          14.8

Research and development expense                   4.4           3.6           3.2

Income from operations                             5.7           5.8           4.6

Interest income, net                               0.2           0.2           0.1

Provision for income taxes                         2.4           2.4           1.8

Net income                                         3.6           3.7           4.2


Fiscal 1996 compared to Fiscal 1995
-----------------------------------

Net sales increased $1,858,700 or 9.9% in fiscal 1996 as compared to fiscal 1995. The increase was attributable to higher unit sales of the Company's marine generators. The overall increase is primarily the result of more favorable economic conditions benefiting the pleasure boat industry.

International sales were $2,594,500 in 1996, representing 12.6% of net sales, as compared to $2,279,300 in 1995, or 12.1% of net sales. The increase in 1996 is the result of higher unit sales caused by improved economies in the European countries.

Gross profit increased $485,900 or 11.3% in fiscal 1996 as compared to fiscal 1995. Gross profit as a percentage of sales increased to 23.1% in fiscal 1996 as compared to 22.8% in fiscal 1995. The increase in gross profit percentage is primarily due to improved manufacturing productivity during the year.

Selling, general and administrative expense increased $157,800 or 6.3% in fiscal 1996 as compared to fiscal 1995. The Company incurred higher marketing and promotional expenses due to increased boat show and travel activity. Employee compensation costs were also higher as a result of the Company's improved profitability.

Research and development expense increased $240,000 or 35.4% in fiscal 1996 as compared to fiscal 1995. The increase is due to additional engineering personnel and increased consulting costs associated with product development. The Company has also realized increased costs due to the compliance with federal and state exhaust emission requirements. See " Business - Governmental Regulation".

Net interest income was $47,400 in fiscal 1996 compared to $42,900 in fiscal 1995. The increase is primarily due to increased interest income earned on higher invested cash balances during the year.

The Company's income tax expense in fiscal 1996 was $497,200 as compared to $444,400 in fiscal 1995.

The Company's net income was $737,400 as compared to $697,600 in fiscal 1995. The increase is mainly attributable to higher unit sales throughout fiscal 1996.


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

Research and development expense increased $190,400 or 39.0% in fiscal 1995 as compared to fiscal 1994. The increase is due to additional engineering personnel and increased consulting costs associated with product enhancements. The Company also realized increased costs due to the compliance with proposed federal and new California state exhaust emission requirements.

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

Liquidity and Capital Resources

During fiscal 1996, net cash used by operations was $581,100 as compared to net cash provided by operations of $336,700 in fiscal 1995. Major uses of cash during fiscal 1996 include increases in inventories and accounts receivable, offset partially by an increase in accounts payable. The rise in inventories is primarily the result of increased demand and the timing of engine purchase order receipts.

During fiscal 1996 and 1995, the Company purchased property, plant and equipment of $570,400 and $349,400, respectively. The Company plans capital spending of approximately $500,000 on machinery and equipment during fiscal 1997.

The Company has a $3,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1996, and will expire on March 31, 1997. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 26, 1996, the Company had approximately $2,624,100 in unused borrowing capacity under the Credit Agreement and approximately $375,900 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility (the "Term Loan") with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year Term Loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. As of October 26, 1996, the outstanding principal amount was approximately $475,000.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1997.

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products in fiscal 1996.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 in October 1995, which statement establishes financial accounting and reporting standards for stock based employee compensation plans. The Company plans to adopt the disclosure requirements of SFAS No. 123 and continue to apply the accounting provisions of Opinion No. 25 of the Accounting Principles Board. Accordingly, adoption of SFAS No. 123 is not expected to have a material impact on the Company's consolidated financial statements.

This Annual Report on Form 10-K may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the unanticipated loss of a major supplier; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                    WESTERBEKE CORPORATION AND SUBSIDIARY

                       -------------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS

                    For the years ended October 26, 1996,
                    October 28, 1995 and October 29, 1994



KPMG Peat Marwick LLP

      99 High Street         Telephone 617 988 1000   Telefax 617 988 0800
      Boston, MA 02110-2371


                        Independent Auditors' Report
                        ----------------------------


To the Board of Directors and Stockholders of Westerbeke Corporation:

We have audited the accompanying consolidated balance sheets of Westerbeke Corporation and subsidiary as of October 26, 1996 and October 28, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended October 26, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis,
evidence supporting the amounts in the financial statements.   An audit also
includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westerbeke Corporation and subsidiary as of October 26, 1996 and October 28, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 26, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       By /s/ KPMG Peat Marwick LLP

Boston, Massachusetts
December 20, 1996


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                        October 26,     October 28,
                                                            1996            1995
                                                        ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                             $    200,500    $  1,322,200
  Accounts receivable, net of allowance for doubtful
   accounts of $60,700 and $60,500, respectively
   (Note 2)                                                2,318,500       1,541,400
  Inventories (Note 3)                                     5,428,000       4,313,500
  Prepaid expenses and other assets                          249,000         134,100
  Deferred income taxes (Note 9)                             439,400         316,200
                                                        ----------------------------
      Total current assets                                 8,635,400       7,627,400

Property, plant and equipment, net (Notes 4,8 and 10)      1,782,300       1,594,900
Other assets, net (Note 5)                                 1,204,600       1,140,800
Investments in marketable securities (Note 1)                922,300         486,100
Note receivable - related party (Note 6)                     136,600         149,400
                                                        ----------------------------
                                                        $ 12,681,200    $ 10,998,600
                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 8)            $    123,400    $     22,100
  Current portion of obligations under capital leases
   (Note 10)                                                       -          12,700
  Accounts payable                                         1,630,300       1,077,600
  Accrued expenses and other liabilities                     557,400         380,400
  Accrued income taxes (Note 9)                                8,900         226,300
                                                        ----------------------------
      Total current liabilities                            2,320,000       1,719,100
                                                        ----------------------------

Deferred income taxes (Note 9)                               123,900         144,200
Long-term debt, net of current portion (Note 8)              396,300          44,700
                                                        ----------------------------
                                                             520,200         188,900
                                                        ----------------------------
Commitments and contingencies (Notes 7 and 10)

Stockholders' equity (Notes 11 and 12):
  Common stock, $.01 par value; authorized 5,000,000
   shares; issued 2,122,950 shares in 1996 and
   2,064,650 in 1995                                          21,200          20,600
  Additional paid-in-capital                               5,959,800       5,902,100
  Unrealized gain on marketable securities (Note 1)          159,100          71,200
  Retained earnings                                        3,834,100       3,096,700
                                                        ----------------------------
                                                           9,974,200       9,090,600
  Less - Treasury shares, 44,400, at cost                    133,200               -
                                                        ----------------------------
      Total stockholders' equity                           9,841,000       9,090,600
                                                        ----------------------------
                                                        $ 12,681,200    $ 10,998,600
                                                        ============================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Years Ended
                                                      -----------------------------------------
                                                      October 26,    October 28,    October 29,
                                                         1996           1995           1994
                                                      -----------    -----------    -----------

Net sales (Note 2)                                    $20,652,900    $18,794,200    $15,037,500

Cost of sales                                          15,874,900     14,502,100     11,638,400
                                                      -----------------------------------------

  Gross profit                                          4,778,000      4,292,100      3,399,100

Selling, general and administrative expense             2,672,100      2,514,300      2,223,100

Research and development expense                          918,700        678,700        488,300
                                                      -----------------------------------------

  Income from operations                                1,187,200      1,099,100        687,700

Interest income, net                                       47,400         42,900         19,000
                                                      -----------------------------------------

  Income before income taxes and cumulative effect
   of change in accounting principle                    1,234,600      1,142,000        706,700

Provision for income taxes (Note 9)                       497,200        444,400        275,000
                                                      -----------------------------------------

Income before cumulative effect of change in
 accounting principle                                     737,400        697,600        431,700

Cumulative effect of change in method of accounting
 for income taxes (Note 9)                                      -              -        201,300
                                                      -----------------------------------------

Net income                                            $   737,400    $   697,600    $   633,000
                                                      =========================================

Income per share:

Income before cumulative effect of change in
 accounting principle                                 $      0.33    $      0.31    $      0.19

Cumulative effect of change in method of accounting
 for income taxes                                               -              -    $      0.09
                                                      -----------------------------------------

Net income per share                                  $      0.33    $      0.31    $      0.28
                                                      =========================================

Weighted average shares                                 2,262,833      2,248,564      2,220,667
                                                      =========================================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Three years ended October 26, 1996



                                              Common Stock     Additional  Unrealized Gain                              Total
                                           ------------------   Paid-in     on Marketable    Retained    Treasury   Stockholders'
                                            Shares    Amount    Capital      Securities      Earnings     Stock        Equity
                                           ---------  -------  ----------  ---------------  ----------  ----------  -------------

October 30, 1993                           2,033,750  $20,300  $5,871,500            -      $1,766,100          -     $7,657,900
Exercise of stock options                     27,800      300      27,500            -               -          -         27,800
Net Income                                         -        -           -            -         633,000          -        633,000
                                           -------------------------------------------------------------------------------------
October 29, 1994                           2,061,550   20,600   5,899,000            -       2,399,100          -      8,318,700
Exercise of stock options                      3,100        -       3,100            -               -          -          3,100
Unrealized gain on marketable securities           -        -           -     $ 71,200               -          -         71,200
Net Income                                         -        -           -            -         697,600          -        697,600
                                           -------------------------------------------------------------------------------------
October 28, 1995                           2,064,650   20,600   5,902,100       71,200       3,096,700          -      9,090,600
Exercise of stock options                     58,300      600      57,700            -               -          -         58,300
Repurchase of 44,400 shares                        -        -           -            -               -  ($133,200)      (133,200)
Unrealized gain on marketable securities           -        -           -       87,900               -          -         87,900
Net Income                                         -        -           -            -         737,400          -        737,400
                                           -------------------------------------------------------------------------------------
October 26, 1996                           2,122,950  $21,200  $5,959,800     $159,100      $3,834,100  ($133,200)    $9,841,000
                                           =====================================================================================


The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Years Ended
                                                        -----------------------------------------
                                                        October 26,    October 28,    October 29,
                                                           1996           1995           1994
                                                        -----------    -----------    -----------

Cash flows from operating activities:
Net income                                              $   737,400    $   697,600    $   633,000
  Reconciliation of net income to net cash provided
   (used) by operating activities:
    Cumulative effect of accounting change                        -              -       (201,300)
    Depreciation and amortization                           404,700        402,500        398,400
    Deferred income taxes                                  (143,500)       (80,500)             -
    Changes in operating assets and liabilities:
      Accounts receivable                                  (777,100)        26,800       (291,500)
      Inventories                                        (1,114,500)      (634,800)      (393,200)
      Prepaid expenses and other assets                    (114,900)        24,300         29,900
      Recoverable income taxes                                    -              -         64,600
      Other Assets                                          (85,500)      (200,000)      (208,300)
      Accounts payable                                      552,700       (179,300)       841,700
      Accrued expenses and other liabilities                177,000         69,200         (1,900)
      Income taxes payable                                 (217,400)       210,900          6,400
                                                        -----------------------------------------
Net cash (used) provided by operating activities           (581,100)       336,700        877,800
                                                        -----------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                (570,400)      (349,400)      (463,600)
  Note receivable-related party                                   -              -       (165,000)
  Proceeds from payment of note receivable - related
   party                                                     12,800         12,600          3,000
  Investment in marketable securities                      (348,300)      (313,000)      (101,900)
                                                        -----------------------------------------
Net cash used in investing activities                      (905,900)      (649,800)      (727,500)
                                                        -----------------------------------------

Cash flows from financing activities:
  Exercise of stock options                                  58,300          3,100         27,800
  Purchase of treasury stock                               (133,200)             -              -
  Proceeds from equipment line                              491,600              -              -
  Principal payments on long-term debt and capital
   lease obligations                                        (51,400)       (95,400)       (92,000)
                                                        -----------------------------------------
Net cash provided (used) in financing activities            365,300        (92,300)       (64,200)
                                                        -----------------------------------------

(Decrease) increase in cash and cash equivalents         (1,121,700)      (405,400)        86,100
Cash and cash equivalents, beginning of period            1,322,200      1,727,600      1,641,500
                                                        -----------------------------------------
Cash and cash equivalents, end of period                $   200,500    $ 1,322,200    $ 1,727,600
                                                        =========================================

Supplemental cash flow disclosures:
  Interest paid                                         $    24,900    $     8,700    $    17,000
  Income taxes paid                                     $   857,900    $   313,700    $   204,000
Supplemental disclosures of cash flow items:
Increase in unrealized gains on marketable securities   $    87,900    $    71,200              -
                                                        =========================================


The accompanying notes are an integral part of the consolidated financial statements.



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 26, 1996, October 28, 1995 and October 29, 1994

1.  Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of Westerbeke Corporation (the "Company"), and its wholly owned subsidiary, Westerbeke International, Inc. (a foreign sales corporation). Westerbeke
International, Inc. was inactive during fiscal years 1996, 1995, and 1994.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Investments in Marketable Securities

Marketable investment securities at October 26, 1996 and October 28, 1995 consist of equity securities in various mutual funds. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement
115) at October 30, 1994. Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

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

Marketable investment securities at October 26, 1996 include equity securities, principally mutual funds for which the Company has both intent and ability to hold. Equity securities are stated at the fair market value at October 26, 1996 and at October 28, 1995. The total cost of the marketable securities at October 26, 1996 was $763,200. The total cost of marketable securities at October 28, 1995 was $414,900. Unrealized holding gains in investment securities at October 26, 1996 and October 28, 1995 were $159,100 and $71,200, respectively.

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

Fair Value of Financial Instruments

Financial instruments of the Company consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value because of the short maturity of these instruments. Based upon borrowing rates currently available to the Company for issuance of similar debt with similar terms and remaining maturities, the estimated fair value of long-term debt approximates their carrying amounts.

Product Warranty Cost

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $211,100 and $196,100 is included in accrued expenses and other liabilities at October 26, 1996 and October 28, 1995, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Effective October 31, 1993, the Company adopted Statement 109, Accounting for Income Taxes, and has reported the cumulative effect of that change in the method of accounting for income taxes in the fiscal 1994 consolidated statement of operations.

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each fiscal year. Common stock equivalents are not included in loss years because they are antidilutive.

2.  Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company. Four customers accounted for approximately 56%, 58% and 52% of Company revenues for the fiscal years ended 1996, 1995 and 1994, respectively. The loss of one of these customers could adversely affect the Company's profitability.

Net sales include export sales, primarily to customers in the Far East, Canada and Europe of approximately $2,594,500, $2,279,300 and $1,708,000 for fiscal years ended October 26, 1996, October 28, 1995, and October 29, 1994, respectively. In fiscal 1996, three customers accounted for sales in excess of 10% of net sales as follows: $3,928,900, $3,819,600 and $2,265,800. In fiscal 1995, four customers accounted for sales in excess of 10% of net sales as follows: $3,993,600, $2,664,600, $2,171,900 and $2,011,700. In
fiscal 1994, four customers accounted for sales in excess of 10% of net sales as follows: $2,667,900, $2,006,600, $1,572,000 and $1,525,300.

At October 26, 1996, three customers accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $480,500, $333,100, and $321,500. At October 28, 1995, three customers accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows:
$267,400, $223,000, and $217,400. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.

3.  Inventories

Inventories consist of the following:


                                  October 26, 1996    October 28, 1995
                                  ----------------    ----------------

Raw materials                        $4,563,900          $3,319,000

Work-in-process                         354,100             322,700

Finished goods                          510,000             671,800
                                     ------------------------------

                                     $5,428,000          $4,313,500
                                     ==============================

The Company uses the last-in, first-out (LIFO) method to value inventory. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $1,145,600 and $1,204,000 higher at October 26, 1996 and October 28, 1995, respectively, if the first-in, first-out (FIFO) method had been used. Inventory cost determined on the FIFO method approximates replacement or current cost.

The basic component of the Company's engine products is a "long block" engine, which is a complete engine block and head assembly without peripheral equipment. The Company purchases "long block" engines from five foreign manufacturers. While the interruption of supply of "long block" engines from existing suppliers would have a material adverse effect on the Company's operations until alternative sources are secured, management believes that there are adequate alternative sources of supply of "long block" engines available to it.

4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:


                                        October 26, 1996    October 28, 1995
                                        ----------------    ----------------

Land                                      $    48,000         $    48,000
Building and building improvements          1,320,200           1,280,100
Furniture and fixtures                        434,000             423,700
Machinery patterns and equipment            2,275,400           1,756,100
Transportation equipment                       11,700              11,100
Leasehold improvements                         20,400              20,400
Equipment under capital lease                 845,400             845,400
                                          -------------------------------
                                            4,955,100           4,384,800
Less accumulated depreciation               3,172,800           2,789,900
                                          -------------------------------
                                          $ 1,782,300         $ 1,594,900
                                          ===============================

The Company incurred depreciation expense of approximately $383,000, $377,300, and $353,000 for fiscal years 1996, 1995, and 1994, respectively.

5.  Other Assets

The Company has entered into a split-dollar insurance arrangement with John
H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company, as part of his employment agreement (see note 10), pursuant to which the Company will pay the premium costs of certain life insurance policies. Upon surrender of the policies or payment of the death benefit, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke Jr. or his beneficiaries. Included in other assets at October 26, 1996 and October 28, 1995 is $1,001,300 and $801,300,
respectively, which represents the cumulative value of insurance premiums paid to date.

6.  Note Receivable-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company. The principal amount of the secured loan at October 26, 1996 and October 28, 1995 was $136,600 and $149,400, respectively. The loan was used by Mr. Westerbeke, Jr. to purchase a 40 foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke, Jr. pursuant to a lease expiring in July 1999 at a rental of $2,660 per month (see Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.

7.  Revolving Demand Note Payable

The Company has a $3,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1996, and will expire on March 31, 1997. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 26, 1996, the Company had approximately $2,624,100 in unused borrowing capacity under the Credit Agreement and approximately $375,900 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.

8.  Long-Term Debt


                                                    October 26, 1996    October 28, 1995
                                                    ----------------    ----------------

Mortgage note with an interest rate of 5 1/2%
 with repayment terms through August 1998.             $  44,700            $ 66,800

Term Loan with an interest rate of 8.96%
 with repayment terms through  July 2001.                475,000                   -
                                                       -----------------------------
                                                         519,700              66,800
Less current portion                                     123,400              22,100
                                                       -----------------------------
                                                       $ 396,300            $ 44,700
                                                       =============================

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility (the "Term Loan") with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year Term Loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. As of October 26, 1996, the outstanding principal amount was approximately $475,000.

At October 26, 1996, the real estate mortgage note is collateralized by certain land and buildings with a net book value of approximately $680,700.

Aggregate maturities of long-term debt for each of the ensuing five years are as follows:


                      Year               Amount
                      ----              ---------

                      1997              $ 123,400
                      1998                121,300
                      1999                100,000
                      2000                100,000
                      2001                 75,000
                                        ---------
                                        $ 519,700
                                        =========

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

Income tax expense attributable to income from continuing operations consists of:


                                      Years Ended
                 ------------------------------------------------------
                 October 26, 1996   October 28, 1995   October 29, 1994
                 ----------------   ----------------   ----------------

Federal:
  Current           $ 486,700          $ 396,000          $ 210,000
  Deferred           (109,600)           (63,400)                 -
                    -----------------------------------------------
                      377,100            332,600            210,000
                    -----------------------------------------------

State:
  Current             154,000            128,900             65,000
  Deferred            (33,900)           (17,100)                 -
                    -----------------------------------------------
                      120,100            111,800             65,000
                    -----------------------------------------------
  Total             $ 497,200          $ 444,400          $ 275,000
                    ===============================================

The Company has no available book or tax net operating loss carryforwards.

Income tax expense was $497,200, $444,400, and $275,000 for the years ended October 26, 1996, October 28, 1995, and October 29, 1994, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:


                                                       Years Ended
                                  ------------------------------------------------------
                                  October 26, 1996   October 28, 1995   October 29, 1994
                                  ----------------   ----------------   ----------------

Provision at statutory rate          $ 419,800          $ 388,300          $ 240,300

State tax provision, net of
 federal tax benefit                    79,300             73,800             42,900
Officers' life insurance                     -              2,000                  -
Other, net                              (1,900)           (19,700)            (8,200)
                                     -----------------------------------------------
Total                                $ 497,200          $ 444,400          $ 275,000
                                     ===============================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 26, 1996, and October 28, 1995 are presented below.


                                           October 26, 1996   October 28, 1995
                                           ----------------   ----------------

Deferred tax assets:
  Accounts receivable reserve                 $  64,700          $  41,100
  Inventory reserves and capitalization         259,500            196,100
  Accrued bonus                                  30,200                  -
  Warranty reserve                               85,000             79,000
                                              ----------------------------
    Total gross deferred tax assets             439,400            316,200

Less valuation allowance                              -                  -
                                              ----------------------------
Net deferred tax assets                         439,400            316,200
                                              ----------------------------

Deferred tax liabilities:
  Fixed assets, principally due to
   accelerated depreciation methods            (123,900)          (144,200)
                                              ----------------------------

Net deferred tax assets                       $ 315,500          $ 172,000
                                              ============================

There was no net change in the total valuation allowance for the year ended October 26, 1996. Management believes that the realization of deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income.

10.  Commitments and Contingencies

Lease Obligations

The Company has lease agreements for a warehouse and certain equipment (see note 6) expiring at various dates through 1999. Rental expense under operating leases was $110,300, $91,500, and $76,200 for the years ended October 26, 1996, October 28, 1995 and October 29, 1994, respectively.

Property, plant and equipment includes $38,000 of equipment under capital lease, net of accumulated amortization of $807,400 at October 26, 1996.

The future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


   Year                                         Operating
   ----                                         ---------

   1997                                         $  92,000
   1998                                            93,600
   1999                                            63,100
                                                ---------
   Total future minimum lease payments          $ 248,700
                                                =========

Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 26, 1996, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $375,900 (see note 7).

Royalty Arrangements

As a result of the acquisition of Rotary Marine, Inc. of Sarasota, Florida, on January 5, 1990, the Company is required to make contingent cash payments to the sellers based upon a percentage of sales of marine air conditioning products and accessories by the Company during the fiscal years ending 1992 through 1996. No payment was made in fiscal 1996, 1995 or 1994 as the sales criteria were not met.

Employment Agreements

In March of 1993, the Company entered into an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the chairman of the board, president, and chief executive officer of the Company. The Agreement calls for Mr. Westerbeke, Jr. to be paid an annual salary of $141,750, subject to increases based upon the Consumer Price Index and at the discretion of the Company. The Agreement also provides for payment of a bonus at the discretion of the board of directors of the Company. In September 1996, the Board of Directors established an incentive plan for Mr. Westerbeke pursuant to which Mr. Westerbeke will have an annual bonus opportunity, based on net income and increases in sales, in each of the four years beginning with the 1997 fiscal year. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke, Jr. In addition, in the event of a change in control of the Company, Mr. Westerbeke, Jr. may terminate his employment during the one year period following such change in control, and in such event, the Company is required to pay him a lump sum cash payment in an amount equal to three times his average annual cash compensation during the most recent five taxable years of the Company. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke, Jr. for a three year period and is required to pay any premiums payable on the life insurance policies on his life for a three year period.

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

In March 1996, the board of directors and the stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Option Plan"), under which 150,000 shares of common stock have been made available. As of October 26, 1996, there has been no activity under the 1996 Option Plan.

Options under the plans may be either nonqualified stock options or incentive stock options. Options may be granted to eligible employees of the Company and members of the board of directors.

The price at which the shares may be granted may not be less than the lower of fair market value or tangible book value in the case of nonqualified options, or 100% of the fair market value in the case of incentive stock options. The options generally become exercisable in 20% annual increments beginning on the date of the grant and expire at the end of ten years.

Information for fiscal years 1994, 1995 and 1996, with respect to the Option Plan, is as follows:


                                         Shares      Option Price
                                        --------    --------------

Outstanding at October 30, 1993         224,500     $1.00 - $1.875
  Exercised                              (7,700)            $1.000
  Canceled                               (6,200)            $1.875
                                        --------------------------
Outstanding at October 29, 1994         210,600     $1.00 - $1.125
  Exercised                              (3,100)            $1.000
                                        --------------------------
Outstanding at October 28, 1995         207,500     $1.00 - $1.125
  Exercised                             (26,100)            $1.000
  Canceled                               (6,400)            $1.000
                                        --------------------------
Outstanding at October 26, 1996          175,000            $1.125
                                        ==========================

The outstanding options expire on various dates through May 2003. Options for 122,100 shares of common stock were exercisable at October 26, 1996. Options for 88,100 shares are available for future grant under the Option Plan.

Information for fiscal years 1994, 1995, and 1996, with respect to the Supplemental Plan, is as follows:


                                         Shares      Option Price
                                        --------    ---------------

Outstanding at October 30, 1993         175,400     $0.875 - $1.125
  Exercised                             (20,100)             $1.000
                                        ---------------------------
Outstanding at October 29, 1994
 and October 28, 1995                   155,300     $0.875 - $1.125
  Exercised                             (32,200)    $0.875 - $1.000
  Granted                                33,300              $3.000
                                        ---------------------------
Outstanding at October 26, 1996         156,400     $0.875 - $3.000
                                        ===========================

The outstanding options expire on various dates through March 2003. Options for 101,800 shares of common stock were exercisable at October 26, 1996. Options for 41,300 shares are available for future grant under the Supplemental Plan.

Preferred Stock

As of October 26, 1996 and October 28, 1995, 1,000,000 shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.

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

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 26, 1996, there has been no activity under the Purchase Plan.

13.  Employee Benefit Plan

In 1994, the Company started an Employee Deferred Compensation Plan that covers all employees over 21 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on up to 8% of their annual compensation. During the fiscal year ended October 26, 1996 the Company contributed $11,800 to the plan. The Company made no contribution to the plan during the fiscal years ended October 28, 1995 and October 29, 1994.

14.  Quarterly Financial Data (Unaudited)
     (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 26, 1996 and October 28, 1995 is as follows:


                                                                      Fiscal
Fiscal 1996:                  First    Second     Third    Fourth      Year
                             -------   -------   -------   -------   --------

Net sales                    $ 3,930   $ 5,535   $ 5,928   $ 5,260   $ 20,653
Gross profit                     708     1,353     1,422     1,295      4,778
Income from operations             9       379       528       271      1,187
Net income                        32       225       306       174        737
Net income per share            0.01      0.10      0.14      0.08       0.33


                                                                      Fiscal
Fiscal 1995:                 First     Second     Third    Fourth      Year
                             -------   -------   -------   -------   --------

Net sales                    $ 4,305   $ 5,245   $ 4,879   $ 4,365   $ 18,794
Gross profit                     956     1,215     1,087     1,034      4,292
Income from operations           177       347       323       252      1,099
Net income                       114       213       200       171        698
Net income per share            0.05      0.09      0.09      0.08       0.31


                                 SCHEDULE II
                    WESTERBEKE CORPORATION AND SUBSIDIARY


                      VALUATION AND QUALIFYING ACCOUNT
           For the years ended October 26, 1996, October 28, 1995
                            and October 29, 1994



                                     Balance at    Charged to   Charged                 Balance
                                    Beginning of   Costs and    to Other                 at End
                                       Period       Expenses    Accounts   Deductions   of Year
                                    ------------   ----------   --------   ----------   --------

1994
Allowance for doubtful accounts       $ 59,500      $ 1,300        -            -       $ 60,800

1995
Allowance for doubtful accounts       $ 60,800            -        -          300       $ 60,500

1996
Allowance for doubtful accounts       $ 60,500            -        -         (200)      $ 60,700


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                 PART  I I I


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain biographical information concerning the directors of the company as of January 1, 1997 is set forth below. Such information was furnished by them to the Company.


                                                          Certain
    Name of Director        Age                   Biographical Information
    ----------------        ---                   ------------------------

GERALD BENCH                55     President and Chief Executive Officer, Hadley Fruit
                                   Orchards, Inc. since November 1996; Consultant, Hadley
                                   Fruit Orchards, Inc. from March 1995 to November 1996;
                                   Partner, ICAP Marine Group (consulting firm) from
                                   November 1993 to February 1995; Chairman and President,
                                   TDG Aerospace, Inc. (manufacturer of aircraft de-icing
                                   devices) from October 1991 to November 1993; President,
                                   Thermion, Inc. (manufacturer of heaters for aircraft
                                   de-icing devices) from April 1990 to September 1991;
                                   General Manager, Lermer Corporation (manufacturer of
                                   airline galley equipment) from June 1989 through March
                                   1990; former Chairman of the Board, President, Chief
                                   Executive Officer and Director of E&B Marine Inc.
                                   (marine supplies and accessories) from prior to 1988;
                                   Director of the Company since June 1986

THOMAS M. HAYTHE           57      Partner, Haythe & Curley (attorneys) since February
                                   1982; Director: Novametrix Medical Systems Inc.
                                   (manufacturer of electronic medical instruments), Guest
                                   Supply, Inc. (provider of hotel guest room amenities,
                                   accessories and products), Isomedix Inc. (provider of
                                   sterilization services), Ramsay Health Care, Inc.
                                   (provider of psychiatric health care services) and
                                   Ramsay Managed Care, Inc. (provider of managed mental
                                   health care services); Director of the Company since
                                   June 1986.

NICHOLAS H. SAFFORD        64      President, Nicholas H. Safford & Co., Inc. (investment
                                   counselor and private trustee) since 1983 and from 1979
                                   to 1981; former president and director of Wendell,
                                   Safford & Co., Inc. (investment counseling firm) from
                                   1982 to 1983; former vice president and director of
                                   David L. Babson & Co., Inc. (investment counseling
                                   firm) prior to 1978; Director of the Company since
                                   February 1991.

JAMES W. STOREY            62      Consultant since January 1993; President, Wellingsley
                                   Corporation (private investment management company)
                                   from December 1986 through December 1992; President and
                                   Chief Executive Officer of Codex Corporation, a
                                   subsidiary of Motorola, Inc. from 1982 to 1986; Vice
                                   President of Motorola, Inc. from 1982 to 1986;
                                   Director: Progress Software Corporation (software) and
                                   Kurzweil Applied Intelligence Inc. (software); Director
                                   of the Company since June 1986.

JOHN H. WESTERBEKE, JR.    56      President of the Company since 1976; Director of the
                                   Company since 1976; Chairman of the Board of Directors
                                   of the Company since June 1986.

JOHN H. WESTERBEKE, SR.    87      Founder of the Company; Presently serving in various
                                   engineering capacities with the Company; Chairman of
                                   the Board of Directors of the Company from 1946 to June
                                   1986.

      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in Part I hereof.

      The Board of Directors of the Company consists of three classes of directors, Class A, Class B and Class C. Directors in each class are elected for a term of three years. The term of office of the Class B directors will expire at the Annual Meeting of Stockholders to be held in 1997. Class C and Class A directors will be elected at the Annual Meetings to be held in 1998 and 1999, respectively. Mr. Bench is a Class A director, Messrs. Haythe, Safford and Storey are Class B directors and Messrs. Westerbeke, Jr. and Westerbeke, Sr. are Class C directors.

      The directors and officers of the Company other than Messrs. Bench, Haythe, Safford and Storey are active in the business on a day-to-day basis. Messrs. Westerbeke, Sr. and Westerbeke, Jr. are father and son. No other family relationships exist between any of the directors and officers of the Company.

      Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16 (a) reports they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 26, 1996 all
Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal years ended October 26, 1996, October 28, 1995 and October 29, 1994 concerning the compensation paid or awarded to the Chief Executive Officer and the other executive officers of the Company.

                         SUMMARY COMPENSATION TABLE


                                                                       Long Term
                                                                      Compensation
                                                 Annual Compensation        Awards
                                                ----------------------   ------------
                                      Fiscal
                                       Year
                                       Ended                                             All Other
    Name and Principal Position       October    Salary       Bonus       Options(#)    Compensation
    ---------------------------       -------   --------   -----------   ------------   ------------

John H. Westerbeke, Jr.                 1996    $151,531   $ 80,696(1)         -        $ 38,647(2)
 President, Chairman of the Board       1995     148,998      5,730            -          51,920(2)
 of Directors and Class C Director      1994     145,186      3,212            -          62,143(2)

Carleton F. Bryant, III                 1996    $ 94,500   $ 24,532            -               -
 Executive Vice President,              1995      94,500     16,667            -               -
 Treasurer, Chief Operating Officer,    1994      94,500      2,173            -               -
 and Secretary

--------------------
<F1>  (1)  Includes a $75,000 bonus earned in fiscal year 1996, payment of which has been deferred.

<F2>  (2)  Includes amounts ($20,357, $31,980 and $45,842 in fiscal 1996, 1995 and
           1994, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 26, 1996, October 28, 1995 and October 29, 1994 for the period from the date on which each premium was paid until March 31, 1999 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid).

      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 26, 1996.

      The following table sets forth the number and value of options held by the executive officers named in the Summary Compensation Table at October 26, 1996. During the fiscal year ended October 26, 1996, none of the executive officers named in the Summary Compensation Table exercised any options or warrants to purchase Common Stock.

                      OPTION VALUES AT OCTOBER 26, 1996


                                  Number of                Value of Unexercised
                                 Unexercised                 In-the-Money(1)
                                  Options at                    Options at
                               October 26, 1996              October 26, 1996
                          ---------------------------   ---------------------------
         Name             Exercisable   Unexercisable   Exercisable   Unexercisable
         ----             -----------   -------------   -----------   -------------

John H. Westerbeke, Jr.     140,000        30,000        $ 236,300       $ 50,600

Carleton F. Bryant, III      60,000        40,000        $ 105,000       $ 70,000

---------------------
<F1>  (1)  In-the-money options are those where the fair market value of the
           underlying Common Stock    exceeds the exercise price of the option.
           The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

      In June 1996, the Company granted options to purchase 11,100 shares of Common Stock at an exercise price of $3.00 per share to each of Messrs. Bench, Haythe and Storey, directors of the Company. These options become exercisable in cumulative annual installments of 20% commencing on the date of grant and expire in June 2006. Additionally, in June 1996, Messrs. Haythe, Safford and Storey, directors of the Company, exercised other options to purchase 11,100, 10,000 and 11,100 shares of Common Stock, respectively. Pursuant to an agreement with these directors, the Company purchased the shares of Common Stock issued upon such exercise from Messrs. Haythe, Safford and Storey at a purchase price of $3.00 per share, the fair market value of the Common Stock on the date of purchase.

Employment Agreements
---------------------

      The Company has an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, which provides for his employment by the Company at an annual base salary, subject to increases based upon the Consumer Price Index and at the discretion of the Company. During fiscal 1996, Mr. Westerbeke's salary was $151,531. The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. In September 1996, the Board of Directors established an incentive plan for Mr. Westerbeke pursuant to which Mr. Westerbeke will have an annual bonus opportunity, based on net income and increases in sales, in each of the four years beginning with the 1997 fiscal year. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke as described below. The Agreement may be terminated by the Company upon the disability of Mr. Westerbeke, by the Company with or without cause, and by Mr. Westerbeke in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the Agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three year period and is required to pay any premiums payable on the split-dollar life insurance policies on his life for a three year period. Under the Agreement, Mr. Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment.

      The Company has entered into a split-dollar insurance arrangement with Mr. Westerbeke, Jr., pursuant to which the Company will pay the premium costs of certain life insurance policies that pay a death benefit of not less than $2,594,432 in the aggregate upon the death of Mr. Westerbeke.
Upon surrender of the policies or payment of the death benefit thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke or his beneficiaries. See footnote (1) to the "Summary Compensation Table" above for further information on premium payments made by the Company.

      The Company has an agreement with Carleton F. Bryant, III, the Executive Vice President, Treasurer and Chief Operating Officer of the Company, which provides for his employment by the Company at an annual salary of $94,500. Under a related agreement Mr. Bryant agrees not to compete with the Company for a period of three years following the termination of his employment.

      The Company has an agreement with John H. Westerbeke, Sr., a director of the Company, which provides for his employment by the Company at an annual salary of $35,000 until Mr. Westerbeke, Sr. retires. This agreement also provides that following his retirement, Mr. Westerbeke, Sr. will act as consultant to the Company at an annual consulting fee of $30,000. The Company paid Mr. Westerbeke, Sr. $35,000 during fiscal 1996.

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

Compensation of Directors
-------------------------

      The Company currently pays its directors a fee of $2,000 for attending each meeting of the Board of Directors of the Company.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 1997, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholding as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.


                                       Shares of Common Stock
         Name and Address                Owned Beneficially         Percent of Class
         ----------------            ---------------------------    ----------------

FMR Corp........................       213,738 (1)                       10.3%
  82 Devonshire Street
  Boston, MA 02109

Gerald Bench....................         2,220 (2)                        *
  17 1/2 Passaic Avenue
  Spring Lake, New Jersey 07762

Thomas M. Haythe................        11,220 (3)                        *
  237 Park Ave.
  New York, New York 10017

Nicholas H. Safford.............        10,100 (4)                        *
  9 Cleaves Street
  Rockport, Massachusetts 01966

James W. Storey.................        11,220 (5)                        *
  3 Saddle Ridge Road
  Dover, Massachusetts 02030

John H. Westerbeke, Jr. ........     1,218,250 (6)                       54.9%
  Avon Industrial Park
  Avon, Massachusetts 02322

John H. Westerbeke, Sr. ........             0                            -
  Avon Industrial Park
  Avon, Massachusetts 02322

Carleton F. Bryant, III.........        60,000 (7)                        2.8%
  Avon Industrial Park
  Avon, Massachusetts 02322

All Directors and Officers as a      1,313,010 (2)(3)(4)(5)(6)(7)        56.8%
 Group (seven persons)

--------------------
<F*>  (*)  Less than one percent.

<F1>  (1)  Information as to the holding of FMR Corp. ("FMR") is based upon  a report on Schedule 13G filed with the Securities and Exchange Commission. Such report indicates that 213,738 shares were beneficially owned by FMR with sole voting power and sole dispositive power.

<F2>  (2)  Consists of  2,220 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bench.

<F3>  (3)  Consists of 11,220 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.

<F4>  (4)  Consists of 10,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Safford.

<F5>  (5)  Consists of 11,220 shares issuable upon the exercise of presently exercisable stock options held by Mr. Storey.

<F6>  (6)  Includes 140,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Westerbeke, Jr.

<F7>  (7)  Consists of 60,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bryant.

      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company leases a 40-foot sailboat from Mr. Westerbeke, Jr. the Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to a lease expiring in July 1999. The Company pays an annual rental to him of $31,920 and also pays approximately $10,000 to $15,000 of annual expenses in connection with the operation and maintenance of the sailboat. The Company makes use of the sailboat to evaluate the performance of its marine engine products and for other corporate purposes. In July 1994, Mr. Westerbeke, Jr. executed a promissory note payable to the Company in the principal amount of $165,000. The proceeds of the loan were used by Mr. Westerbeke, Jr. to purchase the sailboat which is leased to the Company as described above. The loan, which is due June 1, 2004, is payable in equal monthly installments which commenced on July 1, 1994, together with interest at 7.75% per annum and is secured by the sailboat. Management of the Company believes that the terms of the lease and of the secured loan are no less favorable to the Company than it could obtain from an unrelated party.

      Thomas M. Haythe, a Class B director of the Company, is a partner of the New York City law firm of Haythe & Curley, which firm has acted as legal counsel to the Company during the past fiscal year. It is expected that Haythe & Curley will continue to render legal services to the Company in the future.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)        1.   Financial Statements:


          Included in PART II of this report:                 Page
                                                              ----

          Report of KPMG Peat Marwick LLP................      23

          Consolidated Balance Sheets at
           October 26, 1996 and October 28, 1995.........      24

          Consolidated Statements of Operations
           for the three years in the period ended
           October 26, 1996..............................      25

          Consolidated Statements of Changes in
           Stockholders' Equity for the three years
           in the period ended October 26, 1996..........      26

          Consolidated Statements of Cash Flow
           for the three years in the period ended
           October 26, 1996..............................      27

          Notes to Consolidated Financial Statements.....      28

          2.    Financial Statement Schedule:

          Included in PART II of this report:

          Schedule II - Valuation and Qualifying
           Account for the three years in the period
           ended October 26, 1996........................      38

                Schedules other than those listed above are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                3.  Exhibits:

                The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

          (b)   Current Reports on Form 8-K:

                During the fiscal quarter ended October 26, 1996, the Company did not file any Current Reports on Form 8-K.

                                  *   *   *

      Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.


                              POWER OF ATTORNEY

      The registrant and each person whose signature appears below hereby appoint John H. Westerbeke, Jr. and Thomas M. Haythe as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment(s) to this Annual Report with the Securities and Exchange Commission.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 22, 1997

                                     WESTERBEKE CORPORATION

                                     By  /s/ John H. Westerbeke, Jr.
                                         -----------------------------------
                                         John H. Westerbeke, Jr.
                                         Chairman of the Board and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 22, 1997

                                     By  /s/ John H. Westerbeke, Jr.
                                         -----------------------------------
                                         John H. Westerbeke, Jr.
                                         Chairman of the Board, President
                                          and Principal Executive Officer

Dated:  January 22, 1997             By  /s/ Carleton F. Bryant III
                                         -----------------------------------
                                         Carleton F. Bryant III
                                         Executive Vice President, Chief
                                         Operating Officer and Principal
                                         Financial and Accounting Officer

Dated:  January 22, 1997             By  /s/ Gerald Bench
                                         -----------------------------------
                                         Gerald Bench
                                         Director

Dated:  January 22, 1997             By  /s/ Thomas M. Haythe
                                         -----------------------------------
                                         Thomas M. Haythe
                                         Director

Dated:  January 22, 1997             By  /s/ Nicholas H. Safford
                                         -----------------------------------
                                         Nicholas H. Safford
                                         Director

Dated:  January 22, 1997             By  /s/ James W. Storey
                                         -----------------------------------
                                         James W. Storey
                                         Director

Dated:  January 22, 1997             By  /s/ John H. Westerbeke , Sr.
                                         -----------------------------------
                                         John H. Westerbeke, Sr.
                                         Director


                              Index to Exhibits


Exhibit
  No.                    Name of Exhibit                        Page
-------                  ---------------                        ----

  2      Agreement and Plan of Merger between the Company
         and J.H. Westerbeke Corporation, a Massachusetts
         corporation.........................................   (1)

  3(a)   Certificate of Incorporation of the Company (as
         amended)............................................   (1)

  3(b)   By-Laws of the Company..............................   (4)

 10(a)   Agreement dated as of June 30, 1986 by and
         between the Company and John H. Westerbeke, Sr......   (1)

 10(b)   1986 Stock Option Plan of the Company as
         amended on January 6, 1987 and on May 26, 1988......   (4)

 10(c)   1986 Employee Stock Purchase Plan of the
         Company.............................................   (1)

 10(d)   Supplemental Stock Option Plan of the
         Company.............................................   (4)

 10(e)   1996 Stock Option Plan of the Company...............

 10(f)   Agreement dated as of June 1, 1986 by and among
         the Company, Ruth A. Westerbeke, John H.
         Westerbeke, Jr., John H. Westerbeke, Sr. and
         Ruth A. Westerbeke, as trustees.....................   (1)

 10(g)   Form of Agreement with Distributors -
         Domestic............................................   (5)

 10(h)   Form of Agreement with Distributors -
         International.......................................   (1)

 10(i)   Supplemental Medical Insurance Policy...............   (1)

 10(j)   Letter Agreement dated May 22, 1992 between
         the Company and State Street Bank and Trust
         Company.............................................   (2)

 10(k)   Letter Agreement dated March 20, 1996 between
         the Company and State Street Bank and Trust
         Company.............................................

 10(l)   Security Agreement dated June 4, 1992 by the
         Company in favor of State Street Bank and Trust
         Company.............................................   (2)

 10(m)   Note of the Company dated March 29, 1996,
         due March 31, 1997 in the principal amount of
         $3,000,000 payable to the order of State Street
         Bank and Trust Company..............................

 10(n)   Loan Facility Agreement dated January 23, 1996
         between the Company and State Street Bank
         and Trust Company...................................   (6)

 10(o)   Security Agreement dated January 23, 1996
         by the Company in favor of State Street Bank
         and Trust Company...................................   (6)

 10(p)   Note of the Company dated January 23, 1996,
         due June 30, 2001 in the principal amount of
         $500,000 payable to the order of State Street Bank
         and Trust Company...................................   (6)

 10(q)   Asset Purchase Agreement dated as of January 5,
         1990 by and among the Company, Westerbeke
         Rotary Aire, Inc., Rotary Marine, Inc., Eugene
         Whipp and Arville J. Collins........................   (4)

 10(r)   Convertible Subordinated Note of the Company
         and Westerbeke Rotary Aire, Inc. dated January 5,
         1990 in the principal amount of $115,000 payable
         to Rotary Marine, Inc...............................   (4)

 10(s)   Lease dated November 4, 1987 by and between
         GBD/Odyssey Associates Limited Partnership and
         the Company.........................................   (4)

 10(t)   Lease Amendment Agreement dated April 29, 1991
         by and between GBD/Odyssey Associates Limited
         Partnership and the Company.........................

 10(u)   Second Lease Amendment Agreement dated April 7,
         1993 by and between GBD/Odyssey Associates
         Limited Partnership and the Company.................   (3)

 10(v)   Third Lease Amendment Agreement dated February
         20, 1996 by and between GBD/Odyssey Associates
         Limited Partnership and the Company.................

 10(w)   Subordination, Nondisturbance and Attornment
         Agreement dated November 8, 1994 by and among
         the Company, New Avon Limited Partnership and
         UNUM Life Insurance Company of America..............   (4)

 10(x)   Employment Agreement dated March 24, 1993
         between the Company and John H. Westerbeke, Jr.,
         Chairman, President and Chief Executive Officer of
         the Company.........................................   (3)

 10(y)   Employment Agreement dated May 14, 1993
         and Confidentiality Agreement dated May 14, 1993
         between the Company and Carleton F. Bryant III,
         Chief Operating Officer of the Company..............   (3)

 21      Subsidiary of the Company...........................

 23      Consent of KPMG Peat Marwick LLP....................

 24      Power of Attorney...................................   (See Page 51
                                                                 of Annual
                                                                 Report on
                                                                 Form 10-K)

 27      Financial Data Schedule.............................

--------------------
<F1>  (1)  Incorporated by reference to Exhibits to Registration Statement No.
           33-6972 filed with the Securities and Exchange Commission.

<F2>  (2)  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 31, 1992.

<F3>  (3)  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 30, 1993.

<F4>  (4)  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 29, 1994.

<F5>  (5)  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 28, 1995.

<F6>  (6)  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended January 27, 1996.