Form 10-Q
period 1997-01-25
WESTERBEKE CORP
filed 1997-03-07
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended:       January 25, 1997
                                            ----------------

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                to
                                     ------------        ------------

      Commission file number                     0-15046
                                                 --------


                             Westerbeke Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    04-1925880
-----------------------------------        -------------------------------------
  (State or other jurisdiction of                     (I.R.S. employer
   incorporation or organization)                   Identification No.)


 Avon Industrial Park, Avon, Massachusetts                   02322
-------------------------------------------     --------------------------------
  (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code       (508) 588-7700
                                                         --------------

                                    No Change
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]      No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                  Outstanding at
                    Class                         March 6, 1997
                    -----                         --------------

        Common Stock, $.01 par value                2,078,550

                      WESTERBEKE CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                           Page
                                                                           ----

Part I -  Financial Information

          Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets as of January 25, 1997
               and October 26, 1996                                         3

              Consolidated Statements of Operations for the three
               months ended January 25, 1997 and January 27, 1996           4

              Consolidated Statements of Cash Flows for the three
               months ended January 25, 1997 and January 27, 1996           5

              Notes to Consolidated Financial Statements                    6-7

          Item 2 -

              Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-9

Part II - Other Information                                                 10

Signatures                                                                  11

                      WESTERBEKE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                              January 25,        October 26,
                                                                  1997              1996
                                                              ------------    -----------------
                                                              (Unaudited)       (Derived from
                                                                              Audited Financial
                                                                                 Statements)

ASSETS
Current assets:
  Cash and cash equivalents                                   $     55,400      $     200,500
  Accounts receivable, net of allowance for doubtful
   accounts of $62,800 and $60,700, respectively                 2,448,100          2,318,500
  Inventories (Note 2)                                           6,310,100          5,428,000
  Prepaid expenses and other assets                                197,600            249,000
  Deferred income taxes                                            439,400            439,400
                                                              -------------------------------
      Total current assets                                       9,450,600          8,635,400

Property, plant and equipment, net                               1,963,700          1,782,300
Other assets, net                                                1,402,700          1,204,600
Investment in marketable securities                              1,040,700            922,300
Note receivable - related party                                    133,300            136,600
                                                              -------------------------------
                                                              $ 13,991,000       $ 12,681,200
                                                              ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                           $    123,800       $    123,400
  Current portion of capital leases                                 24,600                 --
  Revolving demand note payable                                    650,000                 --
  Accounts payable                                               2,076,200          1,630,300
  Accrued expenses and other liabilities                           461,700            557,400
  Accrued income taxes                                              13,300              8,900
                                                              -------------------------------
      Total current liabilities                                  3,349,600          2,320,000
                                                              -------------------------------

Deferred income taxes                                              123,900            123,900
Deferred compensation                                               84,900                 --
Obligations under capital leases                                   139,700                 --
Long-term debt, net of current portion                             363,200            396,300
                                                              -------------------------------
                                                                   711,700            520,200
                                                              -------------------------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000
   shares; issued 2,122,950 shares at January 25, 1997
   and October 26, 1996                                             21,200             21,200
  Additional paid-in-capital                                     5,959,800          5,959,800
  Unrealized gain on marketable securities                         159,800            159,100
  Retained earnings                                              3,922,100          3,834,100
                                                              -------------------------------
                                                                10,062,900          9,974,200
  Less - Treasury shares 44,400 at cost                            133,200            133,200
                                                              -------------------------------
      Total stockholders' equity                                 9,929,700          9,841,000
                                                              -------------------------------
                                                              $ 13,991,000       $ 12,681,200
                                                              ===============================


The accompanying notes are an integral part of the consolidated financial statements.

                      WESTERBEKE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                           ----------------------------
                                                           January 25,      January 27,
                                                              1997             1996
                                                           -----------      -----------
                                                                   (Unaudited)

Net sales                                                  $ 5,194,600      $ 3,929,700

Cost of sales                                                4,101,900        3,221,800
                                                           ----------------------------

      Gross profit                                           1,092,700          707,900

Selling, general and administrative expense                    732,900          532,100

Research and development expense                               233,700          166,800
                                                           ----------------------------

      Income from operations                                   126,100            9,000

Interest income, net                                           (35,100)         (45,600)
                                                           ----------------------------

      Income before income taxes                               161,200           54,600

Provision for income taxes                                      73,200           23,000
                                                           ----------------------------

Net income                                                 $    88,000      $    31,600
                                                           =============================


Income per share:

Net income per share                                       $      0.04      $      0.01
                                                           =============================

Weighted average common and common equivalents shares
 outstanding                                                 2,257,040        2,267,269
                                                           ============================



The accompanying notes are an integral part of the consolidated financial statements.

                      WESTERBEKE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                             --------------------------
                                                             January 25,    January 27,
                                                                1997           1996
                                                             -----------    -----------
                                                             (Unaudited)

Cash flows from operating activities:
  Net income                                                  $  88,000     $    31,600
  Reconciliation of net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization                               109,600          99,100
    Deferred income taxes                                            --         (24,900)
    Changes in operating assets and liabilities:
      Accounts receivable                                      (129,600)         20,500
      Inventories                                              (882,100)     (1,040,700)
      Prepaid expenses and other assets                          51,400         (25,200)
      Other assets                                             (203,500)             --
      Accounts payable                                          445,900         474,500
      Accrued expenses and other liabilities                    (95,800)       (308,600)
      Deferred compensation                                      84,900              --
      Income taxes payable                                        4,400              --
                                                              -------------------------
Net cash used by operating activities                          (526,800)       (773,700)
                                                              -------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                    (110,500)        (66,200)
  Proceeds from payment of note receivable - related party        3,300           3,100
  Investment in marketable securities                          (117,800)       (116,900)
                                                              -------------------------
Net cash used in investing activities                          (225,000)       (180,000)
                                                              -------------------------

Cash flows from financing activities:
  Net borrowings under revolving demand note                    650,000              --
  Principal payments on long-term debt and capital lease
   obligations                                                  (43,300)        (12,900)
                                                              -------------------------
Net cash provided (used) in financing activities                606,700         (12,900)
                                                              -------------------------

Decrease in cash and cash equivalents                          (145,100)       (966,600)

Cash and cash equivalents, beginning of period                  200,500       1,322,200
                                                              -------------------------

Cash and cash equivalents, end of period                      $  55,400     $   355,600
                                                              =========================

Supplemental cash flow disclosures:
  Interest paid                                               $  16,000     $       400
  Income taxes paid                                           $  68,700     $   282,800
Supplemental disclosures of cash flow items:
  Increase (decrease) in unrealized gains on marketable
   securities                                                 $     700     $    (6,200)
  Equipment purchase under capital lease                      $ 175,000              --



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Summary of Significant Accounting Policies:
      -------------------------------------------

   A. Financial Statements
      --------------------

      The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1996.

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of January 25, 1997, the results of their operations for the three months ended January 25, 1997 and January 27, 1996, and the cash flows for the three months then ended, have been included.

   B. Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc., has been inactive since fiscal year 1987.



                                    Continued

                      WESTERBEKE CORPORATION AND SUBSIDIARY

                                   (Unaudited)

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:


                                              January 25,    October 26,
                                                 1997           1996
                                              -----------    -----------

      Raw materials                           $ 5,194,000    $ 4,563,900
      Work-in-process                             577,000        354,100
      Finished goods                              539,100        510,000
                                              --------------------------
                                              $ 6,310,100    $ 5,428,000
                                              ==========================

      The Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 25, 1997. Accordingly, the Company has recorded an increase of $15,000, on a pro rata basis, in the LIFO reserve during the first three months of fiscal 1997. During the first three months of 1996, the Company recorded, on a pro rata basis, an increase of $15,000 in the LIFO reserve. Inventories would have been $1,160,600 higher at January 25, 1997 and $1,145,600 higher as of October 26, 1996, if the first- in, first-out
      (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

                  Item 2 - Management's Discussion and Analysis
                Of Financial Condition and Results Of Operations
               --------------------------------------------------


Results of Operations -
-----------------------

Net sales increased by $1,264,900, or 32.2%, during the first quarter of fiscal 1997 as compared to the same period in fiscal 1996. The increase in net sales was primarily attributable to higher unit volume of the Company's diesel propulsion engine products, generator sets and higher spare parts revenues.

Gross profit increased $384,800, or 54.4% during the first quarter of fiscal 1997 as compared to the same period in fiscal 1996. As a percentage of net sales, gross profit increased to 21.0% during the first quarter of fiscal year 1997, as compared to 18.0% for the first quarter of fiscal year 1996. The increase in gross profit margin is primarily the result of a more favorable product mix.

Operating expenses increased $267,700 or 38.3% for the first quarter of fiscal 1997, as compared to the same period in fiscal 1996. The increase in operating expenses is primarily the result of higher research and development, advertising, marketing, warranty and personnel costs.

For the quarter ended January 25, 1997, the Company reported net income of $88,000, compared to a net income of $31,600 for the same period in fiscal 1996. The increase in net income for the first quarter of fiscal 1997 is primarily attributable to higher sales volume in the first quarter of fiscal 1997 compared to the same period in fiscal 1996.

                      WESTERBEKE CORPORATION AND SUBSIDIARY


Liquidity and Capital Resources
-------------------------------

During the first three months of fiscal 1997, net cash used by operations was $526,800, compared to net cash used by operations of $773,700 for the first three months in fiscal 1996.

During the three months ended January 25, 1997, the Company purchased property, plant and equipment of $285,500, of which $175,000 is under a capital lease. The Company plans to incur capital expenditures of approximately $215,000 for machinery and equipment during the remainder of fiscal 1997.

The Company has a $3,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. At January 25, 1997, the Company had approximately $1,841,800 in unused borrowing capacity under the Credit Agreement. At January 25, 1997, the Company had $650,000 in outstanding borrowings under the Credit Agreement and approximately $508,200 committed to cover the Company's reimbursement obligations under certain letters of credit.. The Credit Agreement expires on March 31, 1997. Management is in the process of renewing the Credit Agreement and anticipates bank approval, although there can be no assurance that the facility will be renewed..

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility (the "Term Loan") with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year Term Loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. At January 25, 1997, the outstanding principal amount was approximately $450,000.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1997.

Domestic inflation is not expected to have a material impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rates have had a minimal impact on the Company during the first fiscal quarter of 1997.

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

           (a) Exhibit 27 Financial Data Schedule for the three months ended January 25, 1997

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  March 7, 1997                   /s/ John H. Westerbeke, Jr.
       -------------------             -----------------------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board, President and
                                       Principal Executive Officer

Dated  March 7, 1997                   /s/ Carleton F. Bryant III
       -------------------             -----------------------------------------
                                       Carleton F. Bryant III
                                       Executive Vice President, Chief Operating
                                       Officer and Principal Financial and
                                       Accounting Officer