Form 10-Q
period 1997-04-26
WESTERBEKE CORP
filed 1997-06-09
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:            April 26, 1997

                                      OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

              Yes   X                                  No   ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
            Class                                  June 5, 1997
            -----                                  --------------

            Common Stock, $.01 par value           1,864,812


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                      Page
Part I - Financial Information

      Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets as
             of April 26, 1997 and
             October 26, 1996                                         3

            Consolidated Statements of
             Operations for the three
             months ended April 26, 1997
             and April 27, 1996                                       4

            Consolidated Statements of
             Operations for the six
             months ended April 26, 1997
             and April 27, 1996                                       5

            Consolidated Statements of
             Cash Flows for the six
             months ended April 26, 1997
             and April 27, 1996                                       6

            Notes to Consolidated
             Financial Statements                                     7-8

      Item 2 -

            Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                9-11

Part II - Other Information                                           12-13

Signatures                                                            14

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                   April 26,        October 26,
                                                                   1997             1996
                                                                   ----------------------------
                                                                   (Unaudited)      (Derived from
ASSETS                                                                              Audited Financial
                                                                                    Statements)

Current assets:
  Cash and cash equivalents                                        $    31,400      $   200,500
  Accounts receivable, net of allowance for doubtful accounts
   of $62,700 and $60,700, respectively                              3,171,400        2,318,500
  Inventories (Note 2)                                               6,573,600        5,428,000
  Prepaid expenses and other assets                                    181,600          249,000
  Prepaid income taxes                                                  34,800                -
  Deferred income taxes                                                439,400          439,400
                                                                   ----------------------------
      Total current assets                                          10,432,200        8,635,400

Property, plant and equipment, net                                   2,081,000        1,782,300
Other assets, net                                                    1,410,900        1,204,600
Investments in marketable securities                                 1,040,000          922,300
Note receivable - related party                                        129,900          136,600
                                                                   ----------------------------
                                                                   $15,094,000      $12,681,200
                                                                   ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $   124,000      $   123,400
  Current portion of capital leases                                     30,500                -
  Revolving demand note payable                                      1,750,000                -
  Accounts payable                                                   2,482,500        1,630,300
  Accrued expenses and other liabilities                               495,400          557,400
  Accrued income taxes                                                       -            8,900
                                                                   ----------------------------
      Total current liabilities                                      4,882,400        2,320,000
                                                                   ----------------------------

Deferred income taxes                                                  123,900          123,900
Deferred compensation                                                   98,500                -
Obligations under capital leases                                       126,700                -
Long-term debt, net of current portion                                 334,100          396,300
                                                                   ----------------------------
                                                                       683,200          520,200
                                                                   ----------------------------
Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,122,950 shares at April 26, 1997 and October 26, 1996       21,200           21,200
  Additional paid-in-capital                                         5,959,800        5,959,800
  Unrealized gain on marketable securities                              57,300          159,100
  Retained earnings                                                  4,211,100        3,834,100
                                                                   ----------------------------
                                                                    10,249,400        9,974,200
  Less - Treasury shares at cost, 258,138 at April 26, 1997 and
   44,400 at October 26, 1996                                          721,000          133,200
                                                                   ----------------------------
      Total stockholders' equity                                     9,528,400        9,841,000
                                                                   ----------------------------
                                                                   $15,094,000      $12,681,200
                                                                   ============================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                -------------------------
                                                April 26,       April 27,
                                                1997            1996
                                                -------------------------
                                                       (Unaudited)

Net sales                                       $6,974,700      $5,535,200

Cost of sales                                    5,347,500       4,182,100
                                                --------------------------

      Gross profit                               1,627,200       1,353,100

Selling, general and administrative expense        871,400         736,900

Research and development expense                   237,600         237,400
                                                --------------------------

      Income from operations                       518,200         378,800

Interest expense, net                               34,900           1,500
                                                --------------------------

      Income before income taxes                   483,300         377,300

Provision for income taxes                         194,300         151,900
                                                --------------------------

Net income                                      $  289,000      $  225,400
                                                ==========================


Income per share:

Net income per share                            $     0.14      $     0.10
                                                ==========================

Weighted average common and common
 equivalents shares outstanding                  2,048,505       2,301,728
                                                ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Six Months Ended
                                                -------------------------
                                                April 26,       April 27,
                                                1997            1996
                                                -------------------------
                                                       (Unaudited)

Net sales                                       $12,169,300     $9,464,900

Cost of sales                                     9,449,400      7,403,900
                                                --------------------------

      Gross profit                                2,719,900      2,061,000

Selling, general and administrative expense       1,604,300      1,269,000

Research and development expense                    471,300        404,200
                                                --------------------------

      Income from operations                        644,300        387,800

Interest income, net                                    200         44,100
                                                --------------------------

      Income before income taxes                    644,500        431,900

Provision for income taxes                          267,500        174,900
                                                --------------------------

Net income                                      $   377,000     $  257,000
                                                ==========================


Income per share:

Net income per share                            $      0.18     $     0.11
                                                ==========================

Weighted average common and common
 equivalents shares outstanding                  2,046,725       2,287,412
                                                ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                               --------------------------
                                               April 26,        April 27,
                                               1997             1996
                                               --------------------------
                                                      (Unaudited)

Cash flows from operating activities:
  Net income                                   $   377,000      $   257,000
  Reconciliation of net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                  222,400          203,400
    Deferred income taxes                                -          (24,900)
    Changes in operating assets and
     liabilities:
      Accounts receivable                         (852,900)        (576,000)
      Inventories                               (1,145,600)        (394,100)
      Prepaid expenses and other assets             67,400              500
      Other assets                                (206,300)               -
      Accounts payable                             852,200          524,900
      Accrued expenses and other liabilities       (72,900)         (82,300)
      Deferred compensation                         98,500                -
      Income taxes payable                         (43,700)        (187,300)
                                               ----------------------------
Net cash used by operating activities             (703,900)        (278,800)
                                               ----------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment       (335,200)        (274,200)
  Proceeds from payment of note receivable -
   related party                                     6,700            6,300
  Investment in marketable securities             (219,500)        (194,900)
                                               ----------------------------
Net cash used in investing activities             (548,000)        (462,800)
                                               ----------------------------

Cash flows from financing activities:
  Proceeds from revolving line of credit                 -          197,900
  Net borrowings under revolving demand note     1,750,000                -
  Proceeds from exercise of employee
   stock options                                         -            6,200
  Purchase of treasury stock                      (587,800)               -
  Principal payments on long-term debt and
   capital lease obligations                       (79,400)         (23,600)
                                               ----------------------------
Net cash provided in financing activities        1,082,800          180,500
                                               ----------------------------

Decrease in cash and cash equivalents             (169,100)        (561,100)

Cash and cash equivalents, beginning of
 period                                            200,500        1,322,200
                                               ----------------------------

Cash and cash equivalents, end of period       $    31,400       $  761,100
                                               ============================

Supplemental cash flow disclosures:
  Interest paid                                $    49,100       $    4,500
  Income taxes paid                            $   311,100       $  387,400
Supplemental disclosures of cash flow items:
  Increase (decrease) in unrealized gains
   on marketable securities                    $   (63,100)      $   61,800
  Equipment purchase under capital lease       $   175,000                -

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.  Summary of Significant Accounting Policies:

      A.  Financial Statements

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

          In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 26, 1997, the results of their operations for the three and six months ended April 26, 1997 and April 27, 1996, and the cash flows for the six months then ended, have been included.

      B.  Basis of Presentation

          The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc., has been inactive since fiscal year 1987.

2.  Inventories

    The Company uses the last-in, first-out (LIFO) method to value inventory.

    Inventories are comprised of the following:

                                    April 26,       October 26,
                                    1997            1996
                                    ---------------------------

    Raw materials                   $5,596,800      $4,563,900
    Work-in-process                    616,100         354,100
    Finished goods                     360,700         510,000
                                    --------------------------
                                    $6,573,600      $5,428,000
                                    ==========================

    The Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

    The Company anticipates an increase in its LIFO valuation account as of October 25, 1997. Accordingly, the Company has recorded an increase of $30,000, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 1997. During the first six months of 1996, the Company recorded, on a pro rata basis, an increase of $25,000 in the LIFO reserve. Inventories would have been $1,175,600 higher at April 26, 1997 and $1,145,600 higher as of October 26, 1996, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.


Item 2 - Management's Discussion and Analysis
Of Financial Condition and Results Of Operations

Results of Operations -

Net sales increased by $1,439,500, or 26%, during the second quarter of fiscal 1997 and increased $2,704,400 or 29% for the first six months of fiscal 1997 as compared to the same periods in fiscal 1996. The increase in second quarter net sales is primarily attributable to higher unit volume of the Company's marine generator products and propulsion engines. The increase in net sales for the first six months of fiscal 1997 is primarily the result of higher unit volume to the Company's propulsion engine products, generator sets and higher spare parts revenues.

Gross profit increased $274,100 or 20% during the second quarter and increased $658,900 or 32% for the first six months of fiscal 1997 as compared to the same periods in fiscal 1996. As a percentage of net sales, gross profit was 23% during the second quarter of fiscal year 1997, as compared to 24% for the second quarter of fiscal 1996, and remained constant at 22% for the six months ended April 26, 1997 compared to the same period ended April 27, 1996.

Operating expenses increased $134,700 or 14% for the second quarter and $402,400 or 24% in the first six months of fiscal 1997, as compared to the same periods in fiscal 1996. Research and development costs have increased due to the addition of personnel and higher costs related to achieving compliance with federal and state exhaust emission requirements. Selling and administrative expenses have increased primarily due to higher advertising, marketing, warranty and personnel costs.

Net interest expense increased $33,400 during the second quarter and increased $43,900 for the first six months of fiscal 1997 as compared to the same periods in fiscal 1996. The increase in interest expense in the second quarter and the six months ended April 26, 1997 is primarily due to interest expense incurred on the Revolving Line of Credit.

For the second quarter ended April 26, 1997, the Company reported net income of $289,000, compared to a net income of $225,400 for the same period in fiscal 1996. For the six months ended April 26, 1997, the Company reported net income of $377,000 as compared to net income of $257,000 for the six-months ended April 27, 1996. The increase in net income for the second quarter and for the six months of fiscal 1997 is primarily attributable to the increase in net sales for the period.


Liquidity and Capital Resources

During the first six months of fiscal 1997, net cash used by operations was $703,900, compared to net cash used by operations of $278,800 for the first six months in fiscal 1996. The decrease in cash flow from operations is primarily attributable to increases in inventory and accounts receivable offset partially by an increase in accounts payable for the six-month period ended April 26, 1997, as compared to the same period in fiscal 1996. The rise in inventories is primarily attributable to the increased demand and the timing of engine purchase order receipts. The rise in accounts receivable is attributable to the increase in net sales for the period ended April 26, 1997.

During the six months ended April 26, 1997, the Company purchased property, plant and equipment of $335,200. The Company plans to spend approximately $250,000 more on emission testing equipment during the remainder of the year.

As previously announced, on February 7, 1997, the Board of Directors authorized the Company to purchase up to 215,000 shares of its outstanding common stock. On April 11, 1997, the Company purchased 213,738 shares at a purchase price of $2.75 per share in a private transaction. The treasury shares will be used to meet obligations under the Company's employee incentive and benefit plans.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The amount of the facility available under the Credit Agreement was increased on April 25, 1997 from $3,000,000 to $4,000,000. At April 26, 1997, the Company had $1,750,000 in outstanding borrowings under the Credit Agreement and approximately $485,400 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement expires on March 31, 1998.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility (the "Term Loan") with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year Term Loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. At April 26, 1997, the outstanding principal amount was approximately $425,000.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment to be purchased and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit will terminate and be automatically converted into a five year term loan bearing an interest rate calculated at the bank's cost of funds plus 2.25%. At April 26, 1997 the Company had no borrowings under the 1997 Revolving Line of Credit.

Management believes cash flow from operations and borrowings available under the Credit Agreement and the 1997 Revolving Line of Credit will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1997.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first two fiscal quarters of 1997.

Part II.  Other Information

      Item 1  Legal Proceedings

            None to report

      Item 2  Changes in Securities

            None to report

      Item 3  Default Upon Senior Securities

            None to report

      Item 4  Submissions of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held March 21, 1997.
            (b)  Not applicable because:
                  (I) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated February 26, 1997; and (iii) all such nominees were elected.
            (c)  The matters voted upon at the Meeting were as follows:

                  (i) The election of three Class B directors of the Company.

                       Thomas M. Haythe

                             FOR                         1,854,310
                             WITHHOLD AUTHORITY             14,700

                       Nicholas H. Safford

                             FOR                         1,854,310
                             WITHHOLD AUTHORITY             14,700

                       James W. Storey

                             FOR                         1,854,210
                             WITHHOLD AUTHORITY             14,800

                  (ii) A proposal to ratify the Board of Directors' selection of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the Company's fiscal year ending October 25, 1997.

                             FOR                         1,861,410
                             AGAINST                         5,900
                             ABSTENTIONS AND
                              BROKER NON-VOTES               1,700

Item 5  Other Information

            None to report

Item 6  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                  10 (a) Lease dated January 22, 1997 by and between New
                      Avon Limited Partnership and the Company.

                  10 (b) Loan Facility Agreement dated April 25, 1997
                         between the Company and State Street Bank and Trust Company.

                  10 (c) Promissory Note dated April 25, 1997 between the
                         Company and State Street Bank and Trust Company.

                  10 (d) Loan Facility Agreement dated April 25, 1997
                         between the Company and State Steet Bank and Trust Company.

                  10 (e) Note of the Company dated April 4, 1997 due March
                         31, 1998 in the principal amount of $4,000,000 payable to the order of State Street Bank and Trust Company.

                  27     Financial Data Schedule


            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the period covered by this report.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WESTERBEKE CORPORATION
                                      (Registrant)


Dated  June 9, 1997                   /s/ John H. Westerbeke, Jr.
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer


Dated  June 9, 1997                   /s/ Carleton F. Bryant III
                                          Carleton F. Bryant III
                                          Executive Vice President,
                                          Chief Operating Officer
                                          and Principal Financial
                                          and Accounting Officer