Form 10-Q
period 1997-07-26
WESTERBEKE CORP
filed 1997-09-02
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    July 26, 1997
                                       -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------     ------------------

      Commission file number    0-15046
                              -----------


                             Westerbeke Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                04-1925880
------------------------------------      -------------------------------------
  (State or other jurisdiction of                  (I.R.S. employer
   incorporation or organization)                 Identification No.)


  Avon Industrial Park, Avon, Massachusetts                   02322
---------------------------------------------     -----------------------------
   (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code   (508) 588-7700
                                                    -----------------


                                   No Change
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]       No  [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                  Class                           August 29, 1997
                  -----                           ---------------

       Common Stock, $.01 par value                  1,864,812

                     WESTERBEKE CORPORATION AND SUBSIDIARY

                                     INDEX


                                                                           Page
                                                                           ----

Part I -  Financial Information

          Item 1 - Consolidated Financial Statements

                   Consolidated Balance Sheets as of July 26, 1997 and
                    October 26, 1996                                       3

                   Consolidated Statements of Operations for the three
                    months ended July 26, 1997 and July 27, 1996           4

                   Consolidated Statements of Operations for the nine
                    months ended July 26, 1997 and July 27, 1996           5

                   Consolidated Statements of Cash Flows for the nine
                    months ended July 26, 1997 and July 27, 1996           6

                   Notes to Consolidated Financial Statements              7-8

          Item 2 -

                   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    9-11

Part II - Other Information                                                12

Signatures                                                                 13

                     WESTERBEKE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                                         July 26,         October 26,
                                                                           1997              1996
                                                                       ------------    -----------------
                                                                       (Unaudited)       (Derived from
                                                                                       Audited Financial
                                                                                          Statements)

ASSETS

Current assets:
  Cash and cash equivalents                                            $    154,800      $    200,500
  Accounts receivable, net of allowance for doubtful accounts
   of $62,800 and $60,700, respectively                                   3,327,900         2,318,500
  Inventories (Note 2)                                                    6,214,300         5,428,000
  Prepaid expenses and other assets                                         215,600           249,000
  Deferred income taxes                                                     439,400           439,400
                                                                       ------------------------------
      Total current assets                                               10,352,000         8,635,400

Property, plant and equipment, net                                        2,137,400         1,782,300
Other assets, net                                                         1,416,300         1,204,600
Investments in marketable securities                                      1,403,500           922,300
Note receivable - related party                                             126,400           136,600
                                                                       ------------------------------
                                                                       $ 15,435,600      $ 12,681,200
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                    $    184,300      $    123,400
  Current portion of capital leases                                          31,100                 -
  Revolving demand note payable                                           1,320,000                 -
  Accounts payable                                                        2,356,700         1,630,300
  Accrued expenses and other liabilities                                    653,900           557,400
  Accrued income taxes                                                       36,300             8,900
                                                                       ------------------------------
      Total current liabilities                                           4,582,300         2,320,000
                                                                       ------------------------------

Deferred income taxes                                                       123,900           123,900
Deferred compensation                                                       109,300                 -
Obligations under capital leases                                            118,600                 -
Long-term debt, net of current portion                                      537,900           396,300
                                                                       ------------------------------
                                                                            889,700           520,200
                                                                       ------------------------------
Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,132,950 shares at July 26, 1997 and 2,122,950
   at October 26, 1996                                                       21,300            21,200
  Additional paid-in-capital                                              5,971,000         5,959,800
  Unrealized gain on marketable securities                                  206,100           159,100
  Retained earnings                                                       4,521,200         3,834,100
                                                                       ------------------------------
                                                                         10,719,600         9,974,200
      Less - Treasury shares at cost, 268,138 at July 26, 1997
       and 44,400 at October 26, 1996                                       756,000           133,200
                                                                       ------------------------------
      Total stockholders' equity                                          9,963,600         9,841,000
                                                                       ------------------------------
                                                                       $ 15,435,600      $ 12,681,200
                                                                       ==============================


                The accompanying notes are an integral part of
                     the consolidated financial statements.

                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended
                                                      --------------------------
                                                       July 26,       July 27,
                                                         1997           1996
                                                      -----------    -----------
                                                             (Unaudited)

Net sales                                             $ 6,816,900    $ 5,927,800

Cost of sales                                           5,154,700      4,505,700
                                                      --------------------------

  Gross profit                                          1,662,200      1,422,100

Selling, general and administrative expense               799,500        629,800

Research and development expense                          305,000        264,300
                                                      --------------------------

  Income from operations                                  557,700        528,000

Interest expense (income), net                             37,700           (300)
                                                      --------------------------

  Income before income taxes                              520,000        528,300

Provision for income taxes                                209,900        221,900
                                                      --------------------------

Net income                                            $   310,100    $   306,400
                                                      ==========================

Income per share:

  Net income per share                                $      0.15    $      0.14
                                                      ==========================

Weighted average common and common equivalents
 shares outstanding                                     2,060,514      2,254,871
                                                      ==========================


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Nine Months Ended
                                                      -----------------------------
                                                        July 26,         July 27,
                                                          1997             1996
                                                      ------------     ------------
                                                      (Unaudited)

Net sales                                             $ 18,986,200     $ 15,392,700

Cost of sales                                           14,604,100       11,909,600
                                                      -----------------------------

  Gross profit                                           4,382,100        3,483,100

Selling, general and administrative expense              2,403,800        1,898,800

Research and development expense                           776,300          668,500
                                                      -----------------------------

  Income from operations                                 1,202,000          915,800

Interest expense (income), net                              37,500          (44,400)
                                                      -----------------------------

  Income before income taxes                             1,164,500          960,200

Provision for income taxes                                 477,400          396,800
                                                      -----------------------------

Net income                                            $    687,100     $    563,400
                                                      =============================

Income per share:

  Net income per share                                $       0.34     $       0.25
                                                      =============================

Weighted average common and common equivalents
 shares outstanding                                      2,049,727        2,256,330
                                                      =============================


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended
                                                                       ---------------------------
                                                                         July 26,        July 27,
                                                                           1997            1996
                                                                       ------------    -----------
                                                                               (Unaudited)

Cash flows from operating activities:
  Net income                                                           $    687,100    $   563,400
  Reconciliation of net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization                                           317,300        302,200
    Deferred income taxes                                                         -              -
    Changes in operating assets and liabilities:
      Accounts receivable                                                (1,009,400)    (1,040,000)
      Inventories                                                          (786,300)        48,800
      Prepaid expenses and other assets                                      33,400        (18,700)
      Other assets                                                         (228,000)             -
      Accounts payable                                                      726,400        440,800
      Accrued expenses and other liabilities                                 96,500         19,800
      Deferred compensation                                                 109,300              -
      Income taxes payable                                                   27,400       (226,300)
                                                                       ---------------------------
Net cash provided (used) by operating activities                            (26,300)        90,000
                                                                       ---------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                (481,300)      (480,900)
  Proceeds from payment of note receivable - related party                   10,200          9,500
  Investment in marketable securities, net                                 (434,200)      (272,900)
                                                                       ---------------------------
Net cash used in investing activities                                      (905,300)      (744,300)
                                                                       ---------------------------

Cash flows from financing activities:
  Proceeds from revolving line of credit                                    300,000        315,000
  Net borrowings under revolving demand note                              1,320,000              -
  Proceeds from exercise of employee stock options                           11,300         58,300
  Purchase of treasury stock                                               (622,800)      (133,200)
  Principal payments on long-term debt and capital lease
   obligations                                                             (122,600)       (29,200)
                                                                       ---------------------------
Net cash provided in financing activities                                   885,900        210,900
                                                                       ---------------------------

Decrease in cash and cash equivalents                                       (45,700)      (443,400)

Cash and cash equivalents, beginning of period                              200,500      1,322,200
                                                                       ---------------------------

Cash and cash equivalents, end of period                               $    154,800    $   878,800
                                                                       ===========================

Supplemental cash flow disclosures:
  Interest paid                                                        $     90,800    $    12,400
  Income taxes paid                                                    $    574,000    $   622,800

Supplemental disclosures of non-cash flow items:
  Increase in unrealized gains on marketable securities                $     47,000    $    20,600
  Equipment purchase under capital lease                               $    175,000              -


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.    Summary of Significant Accounting Policies:
      -------------------------------------------

   A. Financial Statements
      --------------------

      The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1996.

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of July 26, 1997, the results of their operations for the three and nine months ended July 26, 1997 and July 27, 1996, and the cash flows for the nine months then ended, have been included.

   B. Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc. has been inactive since fiscal year 1987.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128). FAS 128 supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial Statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FAS 128 for the quarter ended January 24, 1998 and restate prior period information as required under the statement. The Company does not expect the adoption of FAS 128 to have a material impact on reported earnings per share.

      In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.


                                   Continued

                     WESTERBEKE CORPORATION AND SUBSIDIARY

                                  (Unaudited)


2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                                            July 26,       October 26,
                                              1997            1996
                                           -----------     -----------

         Raw materials                     $ 5,028,400     $ 4,563,900
         Work-in-process                       628,800         354,100
         Finished goods                        557,100         510,000
                                           ---------------------------
                                           $ 6,214,300     $ 5,428,000
                                           ===========================

      The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 25, 1997. Accordingly, the Company has recorded an increase of $45,000, on a pro rata basis, in the LIFO reserve during the first nine months of fiscal 1997. During the first nine months of 1996, the Company recorded, on a pro rata basis, an increase of $40,000 in the LIFO reserve. Inventories would have been $1,190,600 higher at July 26, 1997 and $1,145,600 higher as of October 26, 1996, if the first- in, first-out
      (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

                 Item 2 - Management's Discussion and Analysis
                Of Financial Condition and Results Of Operations


Results of Operations -
-----------------------

Net sales increased by $889,100, or 15%, during the third quarter of fiscal 1997 and increased $3,593,500 or 23% for the first nine months of fiscal 1997, as compared to the same periods in fiscal 1996. The increase in third quarter net sales is primarily attributable to higher unit volume of the Company's marine generator products and higher spare parts revenues. The increase in net sales for the first nine months of fiscal 1997 is primarily the result of higher unit volume of the Company's propulsion engine products and generator sets as well as higher spare parts revenues.

Gross profit increased $240,100 or 17% during the third quarter and increased $899,000 or 26% for the first nine months of fiscal 1997, as compared to the same periods in fiscal 1996. As a percentage of net sales, gross profit was 24% during the third quarter of fiscal year 1997 as well as fiscal 1996, and remained constant at 23% for the nine months ended July 26, 1997 compared to the same period ended July 27, 1996.

Operating expenses increased $210,400 or 24% for the third quarter and $612,800 or 24% for the first nine months of fiscal 1997, as compared to the same periods in fiscal 1996. Research and development costs have increased due to the addition of personnel and higher costs related to achieving compliance with federal and state exhaust emission requirements. Selling and administrative expenses have increased primarily due to higher advertising, marketing, warranty and personnel costs.

Net interest expense increased $38,000 during the third quarter and increased $81,900 for the first nine months of fiscal 1997, as compared to the same periods in fiscal 1996. The increase in interest expense in the third quarter and the nine months ended July 26, 1997 is primarily due to interest expense incurred on the line of credit and term loans with State Street Bank and Trust Company.

For the third quarter ended July 26, 1997, the Company reported net income of $310,100, compared to a net income of $306,400 for the same period in fiscal 1996. For the nine months ended July 26, 1997, the Company reported net income of $687,100, as compared to net income of $563,400 for the nine months ended July 27, 1996. The increase in net income for the third quarter and for the nine months of fiscal 1997 is primarily attributable to the increase in net sales for the period.

                     WESTERBEKE CORPORATION AND SUBSIDIARY


Liquidity and Capital Resources
-------------------------------

During the first nine months of fiscal 1997, net cash used by operations was $26,300, compared to net cash provided by operations of $90,000 for the first nine months in fiscal 1996. The decrease in cash flow from operations is primarily attributable to increases in inventory and accounts receivable offset partially by an increase in accounts payable for the nine-month period ended July 26, 1997, as compared to the same period in fiscal 1996. The rise in inventories is primarily attributable to the increased demand and the timing of engine purchase order receipts. The rise in accounts receivable is attributable to the increase in net sales for the period ended July 26, 1997.

During the nine months ended July 26, 1997, the Company purchased property, plant and equipment of $481,300. The Company plans to spend approximately $60,000 more on equipment during the remainder of the year.

The Company has a $4,000,000 Credit Agreement (the "Credit Agreement") with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The amount of the facility available under the Credit Agreement was increased on April 25, 1997 from $3,000,000 to $4,000,000. At July 26, 1997, the Company had $1,320,000 in outstanding borrowings under the Credit Agreement and approximately $499,600 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement expires on March 31, 1998.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five-year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. At July 26, 1997, the outstanding principal amount was approximately $400,000.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan bearing a fixed interest rate of 8.75%. At July 26, 1997, the outstanding principal amount was approximately $295,000.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1997.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first three fiscal quarters of 1997.

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

         (a) Exhibit 27 Financial Data Schedule for the nine months ended July 26, 1997

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WESTERBEKE CORPORATION
                                        (Registrant)


Dated   September 2, 1997               /s/ John H. Westerbeke, Jr.
       -------------------              -------------------------------------
                                            John H. Westerbeke, Jr.
                                            Chairman of the Board, President
                                            and Principal Executive Officer


Dated   September 2, 1997               /s/ Carleton F. Bryant III
       -------------------              -------------------------------------
                                            Carleton F. Bryant III
                                            Executive Vice President, Chief
                                            Operating Officer and Principal
                                            Financial and Accounting Officer