Form 10-K
period 1997-10-25
WESTERBEKE CORP
filed 1998-01-23
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 25, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________


                      Commission file number     0-15046
                                                ---------


                             WESTERBEKE CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   041925880
----------------------------------------    -----------------------------------
(State or other jurisdiction of Employer        (I.R.S. Identification No.)
     incorporation or organization)


         Avon Industrial Park
       Avon, Massachusetts 02322                          02322
----------------------------------------    -----------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (508) 588-7700
                                                   --------------

Securities registered pursuant to Section 12 (b) of the Act:

                                          Name of each exchange on
          Title of each class                 which registered
          -------------------             ------------------------

                 None                                None

Securities registered pursuant to Section 12 (g) of the Act:

                                 Common Stock,
                                $.01 par value
                               ----------------

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

                             Yes  [X]     No  [ ]

      Indicate by a check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

      Aggregate market value as of January 14, 1998...............$3,222,200

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 14, 1998.....1,917,812 shares


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

Products
--------

      The Company's marine engine product line consists of 18 models of electrical generator sets, 18 models of inboard propulsion engines, and associated spare parts and accessories. The Company also offers 11 models of non-marine generator sets.

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

      The Company's product line also includes marine auxiliary engines and associated spare and replacement parts marketed under the Universal(R) name and marine air-conditioning products marketed under the Rotary Aire(R) name. The Company manufactures and markets two self-contained, reverse-cycle air-conditioning units and accessories under the Rotary Aire(R) name. These units can be installed in powerboats, houseboats, sailboats and other pleasure and commercial boats.

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

Governmental Regulation
-----------------------

      Many of the Company's products are subject to exhaust emission standards pursuant to regulations promulgated by the Environmental Protection Agency (the "EPA"), effective September 1, 1996, and by the State of California, effective August 1, 1995. The emission standards are intended to reduce the emissions of hydrocarbons, nitrogen oxides, carbon monoxide, particulates and smoke. It is anticipated that by January 1, 2000, all of the Company's products will be subject to such regulations. All of the regulations include manufacturer testing requirements, mandated warranties on emissions related components, product labeling and reporting requirements. Additionally, future regulations may include provisions for selective enforcement audits and recall and repair requirements.

      At this time, all of the Company's products which are subject to these emissions regulations comply with the regulations. Achieving and maintaining this compliance has been accomplished through significant design and development expense. The emission standards established by the regulations will become broader in scope and more stringent regarding emissions levels each year. As a result, research and development expenditures for emissions compliance will continue at a significant level for the foreseeable future. Additionally, if at any time the Company cannot effect the required modifications of its products to meet the required emissions levels within the time frame allowed, the Company could be materially adversely affected.

Design and Development
----------------------

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's ten person product engineering department, is spent in this area. This year, the Company's product development program resulted in the introduction of the Company's line of electronically fuel injected gasoline engine-driven generator sets. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more lightweight versions of existing models. In fiscal 1997, the product engineering department focused principally on the modernization of the Company's existing product line and modifications which the Company believes will be required as a result of the emissions standards discussed above. In addition, in response to demand, the Company may expand its engine product line by manufacturing generator sets or propulsion engines with different kilowattage or horsepower than its existing models. The Company intends to introduce upgraded and new models as and when developed.

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

      For the three fiscal years ended October 1997, the Company incurred expenses of approximately $2,627,700 for design and development activities as follows: 1997 - $1,030,300, 1996 - $918,700 and 1995 - $678,700. All these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply
-----------------------------------

      The Company's manufacturing activities are conducted in an approximately 37,500 square foot facility owned by the Company. See "Item 2 - Properties" below. The Company has approximately 58 persons employed in various manufacturing and assembly functions. See "Employees" below.

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

      The Company purchases "long block" engines from five foreign manufacturers. The Company currently purchases all of its requirements of "long block" engines on a purchase order basis rather than pursuant to long-term supply agreements. In certain cases, the Company has an agreement with its "long block" engine manufacturers to supply these component parts exclusively to the Company for marine products of the type produced by the Company. Orders for "long block" engines are dollar-denominated and therefore fluctuations in the dollar/yen exchange rate have had and will continue to have an effect on the cost of the Company's raw materials. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the purchase of "long block" engines on a purchase order basis has become the more common industry practice. Interruption of the supply of "long block" engines would have a material adverse effect on the Company if the time to develop new sources of supply and replacement products is longer than the time it takes to exhaust the Company's inventory of existing "long block" engines. The supply of "long block" engines from one vendor stopped in fiscal 1997. See "Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations." In addition, the Company does not have long-term supply agreements with other manufacturers of other component parts or peripheral equipment. The Company believes that it can obtain these parts and equipment from a variety of sources on commercially reasonable terms. However, the disruption of its supply of these parts, equipment or "long block" engines would have a material adverse effect on the Company's operations.

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

      The manufacturing of a particular engine product requires the integration of a number of engineering, machining and assembly functions in order to produce high quality components. Prior to final assembly, the Company's manufacturing activities involve machining various metal and nonmetal component parts on computer-controlled and conventional milling machines, lathes, drill presses, welders and other machinery, modification and assembly of electrical and mechanical subassemblies, calibration of electrical devices and components and testing for variances from specifications and operating parameters. The Company has approximately thirteen machine operators who satisfy approximately 95% of the Company's machining needs. The remainder of the machining is performed by independent contractors.

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

Marketing and Sales
-------------------

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through a sales representative and to distributors. In addition, the Company's two sales managers and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEM). Direct sales by the Company to OEM accounted for approximately 42%, 34%, and 35% of total sales for the fiscal years ended October 1997, 1996 and 1995, respectively.

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

      The Company's distributor network consists of 10 domestic and 50 foreign distributors. The Company's domestic distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. Two of the Company's foreign distributors are located and operate in Canada, 16 are located and operate in Europe, six are located and operate in Central and South America, and nine are located and operate in the Far East. The Company also has distributors in Australia, New Zealand, Pakistan, Egypt, Turkey, Bahrain, Bermuda, Tahiti, the British West Indies, the U.S. Virgin Islands, British Virgin Islands, Martinique, St. Maarten, Puerto Rico, Bangladesh, Maldives and the Netherlands Antilles. Each distributor operates in a specified region under a distribution agreement with the Company which assigns to the distributor the nonexclusive responsibility for sales and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products which compete with the Company's products.

      Sales to international customers totaled $2,843,400 (11.5% of net sales), $2,594,500 (12.6% of net sales) and $2,279,300 (12.1% of net sales) for the fiscal years ended October 1997, 1996 and 1995, respectively. See Note 2 of Notes to Consolidated Financial Statements included in "Item 8 Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

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

      The Company markets the Westerbeke(R), Universal(R) and Rotary Aire(R) names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Soundings, Motor Boating and Sailing, Sail, Power & Motor Yacht and Cruising World. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings and sponsorship of exhibits at boat shows. During the fiscal years ended October 1997, 1996 and 1995, the Company incurred advertising and promotional expenses of $520,900, $453,200, and $368,400, respectively.

      For the fiscal year ended October 25, 1997, sales to Sea Ray Boats, Inc. and Marysville Marine Distributors, Inc., accounted for approximately 23.0% and 17.0%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company.

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

Employees
---------

      At December 31, 1997, the Company had 96 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:

          Name                     Position with the Company             Age
------------------------     -------------------------------------       ---

John H. Westerbeke, Jr       Chairman, President and Director            57
                             (Class C)

John H. Westerbeke, Sr       Director (Class C)                          88

Carleton F. Bryant, III      Executive Vice President, Treasurer,        52
                             Chief Operating Officer and Secretary

Gerald Bench                 Director (Class A)                          56

Thomas M. Haythe             Director (Class B)                          58

Nicholas H. Safford          Director (Class B)                          65

James W. Storey              Director (Class B)                          63

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

      Thomas M. Haythe has been a director of the Company since June 1986. Mr. Haythe has been a partner of the law firm of Haythe & Curley since its formation in February 1982. Mr. Haythe is also a director of Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments), Guest Supply, Inc. (provider of hotel guest room amenities, accessories and products) and Ramsay Health Care, Inc. (provider of behavioral health care services).

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

      James W. Storey has been a director of the Company since June 1986. Mr. Storey was the President of Wellingsley Corporation (private investment management company) from December 1986 through December 1992. Mr. Storey is currently an independent consultant. From 1982 to 1986, Mr. Storey was the President and Chief Executive Officer of Codex Corporation, a subsidiary of Motorola, Inc., and was a Vice President of Motorola, Inc. Mr. Storey had held various managerial positions with Codex Corporation since 1966. Mr. Storey is also a director of Progress Software Corporation (software).


ITEM 2.  PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Avon, Massachusetts in an approximately 37, 500 square foot facility owned by the Company. The Company also leases a warehouse of approximately 26,000 square feet. Management believes that the Company's present facilities are sufficient for the production of its products in the foreseeable future. Any future expansion will be dependent upon future growth in demand for the Company's products. Annual warehouse rent was approximately $137,200 in fiscal 1997 and $78,400 in fiscal 1996. See Notes 8 and 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."


ITEM 3.  LEGAL PROCEEDINGS.

      The Company has initiated arbitration with the American Arbitration Association in New York against Daihatsu Motor Company, Ltd. ("Daihatsu") for breach of contract and other claims. The Company is seeking damages based on Daihatsu's breach of a Component Sales Agreement which also granted the Company rights to certain engines including an engine Daihatsu began marketing in 1993 through a joint venture with Briggs & Stratton Corporation. In a separate but related case pending in the Federal District Court for the District of Massachusetts, the Company is seeking damages from Briggs & Stratton Corporation for tortious interference with the Company's Agreement with Daihatsu and other related claims.

      In addition, from time to time, the Company is party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.



                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 14, 1998, there were approximately 161 shareholders of record. The following table sets forth the range of high and low sales prices per share of the Company's Common Stock from October 29, 1995 through October 25, 1997, on the NASDAQ.

                                             Common Stock Prices
                                             -------------------
                                               High        Low
                                             --------    -------

FISCAL 1996
  First Quarter (October 29, 1995 to         $ 4.375     $ 2.250
   January 27, 1996)

  Second Quarter (January 28, 1996 to          3.500       2.375
   April 27, 1996)

  Third Quarter (April 28, 1996 to             3.000       2.375
   July 27, 1996)

  Fourth Quarter (July 28, 1996 to             3.000       2.000
   October 26, 1996)

FISCAL 1997
  First Quarter (October 27, 1996 to         $ 2.875     $ 2.375
   January 25, 1997)

  Second Quarter (January 26, 1997 to          3.312       2.750
   April 26, 1997)

  Third Quarter (April 27, 1997 to             3.750       2.750
   July 26, 1997)

  Fourth Quarter (July 27, 1996 to             5.469       3.500
   October 25, 1997)


      On January 14, 1998, the last high and low sales price for the Company's Common Stock were $4.125 and $4.000, respectively.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.

Five Year Comparison of Selected Financial Data

                                                  October 25,    October 26,    October 28,    October 29,    October 30,
                                                     1997           1996           1995           1994           1993
                                                  -----------    -----------    -----------    -----------    -----------
                                                                (In thousands, except for per share amount)

For the Year:
  Net sales                                         $24,620        $20,653        $18,794        $15,038        $13,411
  Gross profit                                        5,556          4,778          4,292          3,399          3,104
  Selling, general and administrative expense         3,106          2,672          2,514          2,223          2,143
  Research and development expense                    1,030            919            679            488            383
  Income from operations                              1,420          1,187          1,099            688            579
  Interest (income) expense                              71            (47)           (43)           (19)           (10)

Income before  cumulative effect of change in
 accounting principle                                   799            737            698            432            336
Net income                                              799            737            698            633            336
Income per share before cumulative effect of
 change in accounting method                           0.37           0.33           0.31           0.19           0.16

Net income per share*                                  0.37           0.33           0.31           0.28           0.16
At end of year:
  Total assets                                      $14,811        $12,681        $10,999        $10,264        $ 8,772
  Working capital                                     5,800          6,315          5,908          5,733          5,520
  Long-term liabilities                               1,069            520            189            267            177
  Stockholders' equity                               10,136          9,841          9,091          8,319          7,658


See Note 1 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

The following table sets forth, for the years indicated, the percentages which the following items in the Consolidated Statements of Operations bear to Net Sales.

                                                                   Years Ended
                                                    -----------------------------------------
                                                    October 25,    October 26,    October 28,
                                                       1997           1996           1995
                                                    -----------    -----------    -----------

Net sales                                             100.0 %        100.0 %        100.0 %

Gross profit                                           22.6           23.1           22.8

Selling, general and administrative expense            12.6           12.9           13.4

Research and development expense                        4.2            4.4            3.6

Income from operations                                  5.8            5.7            5.8

Interest income (expense), net                         (0.3)           0.2            0.2

Provision for income taxes                              2.2            2.4            2.4

Net income                                              3.2            3.6            3.7

Fiscal 1997 compared to Fiscal 1996
-----------------------------------

Net sales increased $3,967,400 or 19.2% in fiscal 1997 as compared to fiscal 1996. The increase was attributable to higher unit sales of the Company's marine generators. The overall increase is primarily the result of more favorable economic conditions benefiting the pleasure boat industry. International sales were $2,843,400 in 1997, representing 11.5% of net sales, as compared to $2,594,500 in 1996, or 12.6% of net sales.

Gross profit increased $778,100 or 16.3% in fiscal 1997 as compared to fiscal 1996. Gross profit as a percentage of sales decreased to 22.6% in fiscal 1997 as compared to 23.1% in fiscal 1996. The decrease in gross profit percentage is primarily due to the costs associated with the cessation of supply of "long block" engines from one supplier and the development of replacement products based on another supplier's engine.

Selling, general and administrative expense increased $433,800 or 16.2% in fiscal 1997 as compared to fiscal 1996. The Company incurred higher marketing and promotional expenses due to increased boat show and travel activity. Employee compensation costs were also higher as a result of the Company's improved profitability. In addition, legal expenses increased in fiscal 1997.

Research and development expense increased $111,600 or 12.1% in fiscal 1997 as compared to fiscal 1996. The increase is primarily due to the costs of developing products using "long block" engines from a new supplier which will replace the engines that could no longer be obtained from an existing supplier. The Company also experienced increased costs to comply with federal and state exhaust requirements for existing and new engines. See " Business - Governmental Regulation."

One of the Company's vendors of "long block" engines stopped supplying engines to the Company in fiscal 1997. The Company's existing inventory of this vendor's engines was nearly exhausted at the end of the fiscal year. The Company was able to obtain similar "long block" engines from another source, but there have been, and will continue to be, added costs associated with making this change. A portion of the costs to obtain replacement "long block" engines from another supplier and to develop replacement products based on those engines are reflected in the decreased gross profit as a percentage of sales and in the increased research and developement costs experienced in fiscal 1997. The Company anticipates that there will be added costs in fiscal 1998 associated with bringing the new products into full production and introducing them to the market, which will adversely affect gross margins and research and development costs.

Net interest expense was $71,000 in fiscal 1997 compared to net interest income of $47,400 in fiscal 1996. The increase in interest expense is primarily due to the interest expense incurred on the loans used for operating purposes throughout the year.

The Company's income tax expense in fiscal 1997 was $550,000 as compared to $497,200 in fiscal 1996.

The Company's net income was $798,900 as compared to $737,400 in fiscal 1996. The increase is mainly attributable to higher unit sales throughout fiscal 1997.


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


Liquidity and Capital Resources
-------------------------------

During fiscal 1997, net cash provided by operations was $924,000 as compared to net cash used by operations of $581,100 in fiscal 1996. Accounts receivable decreased by $369,500 reflecting an increase in collection efforts. The rise in inventories is primarily the result of increased demand and the timing of engine purchase order receipts.

During fiscal 1997 and 1996, the Company purchased property, plant and equipment of $578,000 and $570,400, respectively. The Company plans capital spending of approximately $500,000 on machinery and equipment during fiscal 1998.

As previously announced, on February 7, 1997, the Board of Directors authorized the Company to purchase up to 215,000 shares of its outstanding common stock. On April 11, 1997, the Company purchased 213,738 shares at a purchase price of $2.75 per share in a private transaction. The treasury shares will be used to meet obligations under the Company's employee incentive and benefit plans.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1997, and will expire on March 31, 1998. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 25, 1997, the Company had approximately $3,243,200 in unused borrowing capacity under the Credit Agreement and approximately $156,800 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan bearing a fixed interest rate of 8.75%. At October 25, 1997, the outstanding principal amount was $280,000.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. As of October 25, 1997, the outstanding principal amount was $375,000.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1998.

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products in fiscal 1997.

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

In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                     WESTERBEKE CORPORATION AND SUBSIDIARY

                              -------------------

                       CONSOLIDATED FINANCIAL STATEMENTS


                     For the years ended October 25, 1997,
                     October 26, 1996 and October 28, 1995




KPMG Peat Marwick LLP
    99 High Street          Telephone 617 988 1000      Telefax 617 988 0800
    Boston, MA 02110-2371



                         Independent Auditors' Report
                         ----------------------------


To the Board of Directors and Stockholders of Westerbeke Corporation:

We have audited the accompanying consolidated balance sheets of Westerbeke Corporation and subsidiary as of October 25, 1997 and October 26, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended October 25, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a)
2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westerbeke Corporation and subsidiary as of October 25, 1997 and October 26, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 25, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        By /s/ KPMG Peat Marwick LLP
                                           ------------------------------------

Boston, Massachusetts
December 19, 1997



                     WESTERBEKE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                   October 25,     October 26,
                                                                       1997            1996
                                                                   ------------    ------------

ASSETS
Current assets:
  Cash and cash equivalents                                        $    156,900    $    200,500
  Accounts receivable, net of allowance for doubtful accounts
   of $63,900 and $60,700, respectively (Note 2)                      1,949,000       2,318,500
  Inventories (Note 3)                                                6,254,300       5,428,000
  Prepaid expenses and other assets                                     301,600         249,000
  Prepaid income taxes                                                  212,000               -
  Deferred income taxes (Note 9)                                        532,200         439,400
                                                                   ----------------------------
      Total current assets                                            9,406,000       8,635,400

Property, plant and equipment, net (Notes 4,8 and 10)                 2,139,300       1,782,300
Other assets, net (Note 5)                                            1,597,100       1,204,600
Investments in marketable securities (Note 1)                         1,545,500         922,300
Note receivable - related party (Note 6)                                122,800         136,600
                                                                   ----------------------------
                                                                   $ 14,810,700    $ 12,681,200
                                                                   ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Notes 8 and 10)               $    213,100    $    123,400
  Revolving demand note payable (Note 7)                                600,000               -
  Accounts payable                                                    2,227,900       1,630,300
  Accrued expenses and other liabilities                                564,600         557,400
  Accrued income taxes (Note 9)                                               -           8,900
                                                                   ----------------------------
      Total current liabilities                                       3,605,600       2,320,000
                                                                   ----------------------------

Deferred income taxes (Note 9)                                          304,200         123,900
Deferred compensation                                                   159,600               -
Long-term debt, net of current portion (Notes 8 and 10)                 605,400         396,300
                                                                   ----------------------------
                                                                      1,069,200         520,200
                                                                   ----------------------------
Commitments and contingencies (Notes 7 and 10)

Stockholders' equity (Notes 11 and 12):
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,156,950 shares in 1997 and 2,122,950 in 1996.                21,600          21,200
  Additional paid-in-capital                                          5,996,600       5,959,800
  Unrealized gain on marketable securities (Note 1)                     240,700         159,100
  Retained earnings                                                   4,633,000       3,834,100
                                                                   ----------------------------
                                                                     10,891,900       9,974,200
  Less - Treasury shares at cost, 268,138 in 1997 and 44,400
   in 1996                                                              756,000         133,200
                                                                    ----------------------------
     Total stockholders' equity                                     10,135,900       9,841,000
                                                                   ----------------------------
                                                                   $ 14,810,700    $ 12,681,200
                                                                   ============================


The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Years Ended
                                                   --------------------------------------------
                                                   October 25,     October 26,     October 28,
                                                       1997            1996            1995
                                                   ------------    ------------    ------------

Net sales (Note 2)                                 $ 24,620,300    $ 20,652,900    $ 18,794,200

Cost of sales                                        19,064,200      15,874,900      14,502,100
                                                   --------------------------------------------

  Gross profit                                        5,556,100       4,778,000       4,292,100

Selling, general and administrative expense           3,105,900       2,672,100       2,514,300

Research and development expense                      1,030,300         918,700         678,700
                                                   --------------------------------------------

  Income from operations                              1,419,900       1,187,200       1,099,100

Interest income (expense), net                          (71,000)         47,400          42,900
                                                   --------------------------------------------

  Income before income taxes                          1,348,900       1,234,600       1,142,000

Provision for income taxes (Note 9)                     550,000         497,200         444,400
                                                   --------------------------------------------

Net income                                         $    798,900    $    737,400    $    697,600



Income per share:

Net income per share                               $       0.37    $       0.33    $       0.31
                                                   --------------------------------------------

Weighted average shares                               2,158,889       2,262,833       2,248,564
                                                   ============================================


The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Three years ended October 25, 1997


                                        Common Stock       Additional   Unrealized Gain                                  Total
                                     -------------------    Paid-in      on Marketable     Retained     Treasury    Stockholders'
                                      Shares     Amount     Capital       Securities       Earnings      Stock         Equity
                                     ---------   -------   ----------   ---------------   ----------   ----------   -------------

October 29, 1994                     2,061,550   $20,600   $5,899,000             -       $2,399,100           -     $ 8,318,700
Exercise of stock options                3,100         -        3,100             -                -           -           3,100
Unrealized gain on marketable
 securities                                  -         -            -      $ 71,200                -           -          71,200
Net Income                                   -         -            -             -          697,600           -         697,600
                                     -------------------------------------------------------------------------------------------
October 28, 1995                     2,064,650    20,600    5,902,100        71,200        3,096,700           -       9,090,600
Exercise of stock options               58,300       600       57,700             -                -           -          58,300
Repurchase of 44,400 shares                  -         -            -             -                -   ($133,200)       (133,200)
Unrealized gain on marketable
 securities                                  -         -            -        87,900                -           -          87,900
Net Income                                   -         -            -             -          737,400           -         737,400
                                     -------------------------------------------------------------------------------------------
October 26, 1996                     2,122,950    21,200    5,959,800       159,100        3,834,100    (133,200)      9,841,000
Exercise of stock options               34,000       400       36,800             -                -           -          37,200
Repurchase of 223,738 shares                 -         -            -             -                -    (622,800)       (622,800)
Unrealized gain on marketable
 securities                                  -         -            -        81,600                -           -          81,600
Net Income                                   -         -            -             -          798,900           -         798,900
                                     -------------------------------------------------------------------------------------------

October 25, 1997                     2,156,950   $21,600   $5,996,600      $240,700       $4,633,000   ($756,000)    $10,135,900
                                     ===========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Years Ended
                                                               --------------------------------------------
                                                               October 25,     October 26,     October 28,
                                                                   1997            1996            1995
                                                               ------------    ------------    -----------
Cash flows from operating activities:
Net income                                                     $    798,900    $    737,400    $   697,600
  Reconciliation of net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization                                   417,700         404,700        402,500
    Deferred income taxes                                            87,500        (143,500)       (80,500)
    Changes in operating assets and liabilities:
      Accounts receivable                                           369,500        (777,100)        26,800
      Inventories                                                  (826,300)     (1,114,500)      (634,800)
      Prepaid expenses and other assets                             (52,600)       (114,900)        24,300
      Prepaid income taxes                                         (212,000)              -              -
      Other assets                                                 (414,200)        (85,500)      (200,000)
      Accounts payable                                              597,600         552,700       (179,300)
      Accrued expenses and other liabilities                          7,200         177,000         69,200
      Deferred compensation                                         159,600               -              -
      Accrued income taxes payable                                   (8,900)       (217,400)       210,900
                                                               -------------------------------------------
Net cash provided (used) by operating activities                    924,000        (581,100)       336,700
                                                               -------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                        (578,000)       (570,400)      (349,400)
  Proceeds from payment of note receivable - related party           13,800          12,800         12,600
  Investment in marketable securities                              (541,700)       (348,300)      (313,000)
                                                               -------------------------------------------
Net cash used in investing activities                            (1,105,900)       (905,900)      (649,800)
                                                               -------------------------------------------

Cash flows from financing activities:
  Exercise of stock options                                          37,200          58,300          3,100
  Net borrowings under revolving demand note                        600,000               -              -
  Purchase of treasury stock                                       (622,800)       (133,200)             -
  Proceeds from equipment line                                      300,000         491,600              -
  Principal payments on long-term debt and capital lease
   obligations                                                     (176,100)        (51,400)       (95,400)
                                                               -------------------------------------------
Net cash provided (used) by financing activities                    138,300         365,300        (92,300)
                                                               -------------------------------------------

Decrease in cash and cash equivalents                               (43,600)     (1,121,700)      (405,400)
Cash and cash equivalents, beginning of year                        200,500       1,322,200      1,727,600
                                                               -------------------------------------------
Cash and cash equivalents, end of year                         $    156,900    $    200,500    $ 1,322,200
                                                               -------------------------------------------

Supplemental cash flow disclosures:
  Interest paid                                                $    136,600    $     24,900    $     8,700
  Income taxes paid                                            $    849,000    $    857,900    $   313,700
Supplemental disclosures of non-cash flow items:
Equipment purchase under capital lease                         $    175,000    $          -    $         -
Increase in unrealized gains on marketable securities          $     81,600    $     87,900    $    71,200
                                                               ===========================================


The accompanying notes are an integral part of the consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            October 25, 1997, October 26, 1996 and October 28, 1995


1.  Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of Westerbeke Corporation (the "Company"), and its wholly owned subsidiary, Westerbeke International, Inc. (a foreign sales corporation). Westerbeke
International, Inc. was inactive during fiscal years 1997, 1996, and 1995.

In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

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

Investments in Marketable Securities

Marketable investment securities at October 25, 1997 and October 26, 1996 consist of equity securities in various mutual funds. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at October 30, 1994. Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

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

Marketable investment securities at October 25, 1997 include equity securities, principally mutual funds for which the Company has both intent and ability to hold. Equity securities are stated at the fair market value at October 25, 1997 and at October 26, 1996. The total cost of the marketable securities at October 25, 1997 was $1,040,000. The total cost of marketable securities at October 26, 1996 was $763,200. Unrealized holding gains in investment securities at October 25, 1997 and October 26, 1996 were $406,200 and $159,100, respectively.

Inventories

Inventories are valued at the lower of cost (determined on the last-in, first-out method) or market.

Depreciation and Amortization

The Company computes depreciation and amortization expense on a straight-line basis over the following estimated useful lives:

                Asset Classification              Estimated Useful Lives
          ----------------------------------      ----------------------

          Building and building improvements          15 - 40 years
          Machinery and equipment                          10 years
          Patterns                                          5 years
          Furniture and fixtures                       5 - 10 years
          Transportation equipment                     3 -  5 years
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

Product Warranty Cost

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $225,000 and $211,100 is included in accrued expenses and other liabilities at October 25, 1997 and October 26, 1996, respectively.

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


2.  Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company. Four customers accounted for approximately 58%, 56% and 58% of Company revenues for the fiscal years ended 1997, 1996 and 1995, respectively. The loss of one of these customers could adversely affect the Company's profitability.

Net sales include export sales, primarily to customers in the Far East, Canada and Europe of approximately $2,843,400, $2,594,500 and $2,279,300 for fiscal years ended October 25, 1997, October 26, 1996, and October 28, 1995, respectively. In fiscal 1997, two customers accounted for sales in excess of 10% of net sales as follows: $5,656,600 and $4,193,700. In fiscal 1996, three customers accounted for sales in excess of 10% of net sales as follows:
$3,928,900, $3,819,600 and $2,265,800. In fiscal 1995, four customers accounted for sales in excess of 10% of net sales as follows: $3,993,600, $2,664,600, $2,171,900 and $2,011,700.

At October 25, 1997, three customers accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $419,200, $357,800, and $355,200. At October 26, 1996, three customers accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $480,500, $333,100, and $321,500. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.


3.  Inventories

Inventories consist of the following:

                             October 25, 1997    October 26, 1996
                             ----------------    ----------------

      Raw materials            $ 5,065,400         $ 4,563,900

      Work-in-process              601,400             354,100

      Finished goods               587,500             510,000
                               -------------------------------
                               $ 6,254,300         $ 5,428,000

The Company uses the last-in, first-out (LIFO) method to value inventory. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $1,165,000 and $1,145,600 higher at October 25, 1997 and October 26, 1996, respectively, if the first-in, first-out (FIFO) method had been used. Inventory cost determined on the FIFO method approximates replacement or current cost.

The basic component of the Company's engine products is a "long block" engine, which is a complete engine block and head assembly without peripheral equipment. The Company purchases "long block" engines from five foreign manufacturers. Interruption of the supply of "long block" engines would have a material adverse effect on the Company if the time to develop new sources of supply and replacement products is longer than the time it takes to exhaust the Company's inventory of existing "long block" engines.


4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

                                        October 25, 1997    October 26, 1996
                                        ----------------    ----------------

Land                                      $    48,000         $    48,000
Building and building improvements          1,340,800           1,320,200
Furniture and fixtures                        443,900             434,000
Machinery, patterns and equipment           2,822,900           2,275,400
Transportation equipment                       11,700              11,700
Leasehold improvements                         20,400              20,400
Equipment under capital lease               1,020,400             845,400
                                          -------------------------------
                                            5,708,100           4,955,100
Less accumulated depreciation               3,568,800           3,172,800
                                          -------------------------------
                                          $ 2,139,300         $ 1,782,300

The Company incurred depreciation expense of approximately $396,000, $383,000, and $377,300 for fiscal years 1997, 1996, and 1995, respectively.


5.  Other Assets

The Company has entered into a split-dollar insurance arrangement with John H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company, as part of his employment agreement (see note 10), pursuant to which the Company will pay the premium costs of certain life insurance policies. Upon surrender of the policies or payment of the death benefit, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke Jr. or his beneficiaries. Included in other assets at October 25, 1997 and October 26, 1996 is $1,201,300 and $1,001,300, respectively, which represents the cumulative value of insurance premiums paid to date.


6.  Note Receivable-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company. The principal amount of the secured loan at October 25, 1997 and October 26, 1996 was $122,800 and $136,600, respectively. The loan was used by Mr. Westerbeke, Jr. to purchase a 40 foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke, Jr. pursuant to a lease expiring in July 1999 at a rental of $2,660 per month (see
Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.


7.  Revolving Demand Note Payable

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1997 and increased from $3,000,000 to $4,000,000 on April 25, 1997, and will expire on March 31, 1998. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 25, 1997, the Company had approximately $3,243,200 in unused borrowing capacity under the Credit Agreement and approximately $156,800 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.


8.  Long-Term Debt

                                                            October 25, 1997    October 26, 1996
                                                            ----------------    ----------------

Mortgage note with an interest rate of 5 1/2% with
 repayment terms through August 1998.                          $  21,300           $  44,700

Term Loan with an interest rate of 8.96% with repayment
 terms through July 2001.                                        375,000             475,000

Capital Lease with an interest rate of 8.75% with
 repayment terms through September 2001.                         142,200                   -

Term Loan with an interest rate of 8.75% with repayment
  terms through June 2002.                                       280,000                   -
                                                               -----------------------------
                                                                 818,500             519,700
Less current portion                                             213,100             123,400
                                                               -----------------------------
                                                               $ 605,400           $ 396,300

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. As of October 25, 1997, the outstanding principal amount was $375,000.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan bearing a fixed interest rate of 8.75%. At October 25, 1997, the outstanding principal amount was $280,000.

At October 25, 1997, the real estate mortgage note is collateralized by certain land and buildings with a net book value of approximately $678,100.

Aggregate maturities of long-term debt for each of the ensuing five years are as follows:

                   Year               Amount
                   ----              ---------

                   1998              $ 213,100
                   1999                194,700
                   2000                197,900
                   2001                172,800
                   2002                 40,000
                                     ---------
                                     $ 818,500


9.  Income Taxes

Income tax expense attributable to income from continuing operations consists of:

                                      Years Ended
                 --------------------------------------------------------
                 October 25, 1997    October 26, 1996    October 28, 1995
                 ----------------    ----------------    ----------------

Federal:
  Current           $ 483,200           $ 486,700           $ 396,000
  Deferred            (59,700)           (109,600)            (63,400)
                    -------------------------------------------------
                      423,500             377,100             332,600

State:
  Current             144,900             154,000             128,900
  Deferred            (18,400)            (33,900)            (17,100)
                    -------------------------------------------------
                      126,500             120,100             111,800
                    -------------------------------------------------
      Total         $ 550,000           $ 497,200           $ 444,400


The Company has no available book or tax net operating loss carryforwards.

The Internal Revenue Service is currently reviewing the Company's fiscal 1995 tax return. The Company does not believe the outcome of such audit will have a material effect on its financial condition.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                                                        Years Ended
                                                  --------------------------------------------------------
                                                  October 25, 1997    October 26, 1996    October 28, 1995
                                                  ----------------    ----------------    ----------------

Provision at statutory rate                          $ 458,600           $ 419,800           $ 388,300
State tax provision, net of federal tax benefit         83,500              79,300              73,800
Officers' life insurance                                     -                   -               2,000
Other, net                                               7,900              (1,900)            (19,700)
                                                     -------------------------------------------------
Total                                                $ 550,000           $ 497,200           $ 444,400

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 25, 1997, and October 26, 1996 are presented below.


                                                    October 25, 1997    October 26, 1996
                                                    ----------------    ----------------
Deferred tax assets:
  Accounts receivable reserve                          $   66,000          $   64,700
  Inventory reserves and capitalization                   324,100             259,500
  Accrued bonus                                            51,500              30,200
  Warranty reserve                                         90,600              85,000
                                                       ------------------------------
      Total gross deferred tax assets                     532,200             439,400

Less valuation allowance                                        -                   -
Net deferred tax assets                                   532,200             439,400

Deferred tax liabilities:
  Fixed assets, principally due to  accelerated
   depreciation methods                                  (138,600)           (123,900)
Unrealized gain on marketable securities                 (165,600)                  -
                                                       ------------------------------
Net deferred tax assets                                $  228,000          $  315,500

There was no net change in the total valuation allowance for the year ended October 25, 1997. Management believes that the realization of deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income.


10.  Commitments and Contingencies

Lease Obligations

The Company has lease agreements for a warehouse and certain equipment (see note 6) expiring at various dates through 2001. Rental expense under operating leases was $169,100, $110,300, and $91,500 for the years ended October 25, 1997, October 26, 1996 and October 28, 1995, respectively.

Property, plant and equipment includes $159,200 of equipment under capital lease, net of accumulated amortization of $861,200 at October 25, 1997.

The future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                        Year                              Operating
           -------------------------------                ---------

           1998                                           $  85,100
           1999                                              41,800
                                                          ---------
           Total future minimum lease payments            $ 126,900

Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 25, 1997, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $156,800 (see note 7).

Royalty Arrangements

As a result of the acquisition of Rotary Marine, Inc. of Sarasota, Florida, on January 5, 1990, the Company is required to make contingent cash payments to the sellers based upon a percentage of sales of marine air conditioning products and accessories by the Company during the fiscal years ending 1992 through 1996. No payment was made in fiscal 1996 or 1995 as the sales criteria were not met.

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

In March 1996, the board of directors and the stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Option Plan"), under which 150,000 shares of common stock have been made available. As of October 25, 1997, there has been no activity under the 1996 Option Plan.

Options under the plans may be either nonqualified stock options or incentive stock options. Options may be granted to eligible employees of the Company and members of the board of directors.

The price at which the shares may be granted may not be less than the lower of fair market value or tangible book value in the case of nonqualified options, or 110% of the fair market value in the case of incentive stock options. The options generally become exercisable in 20% annual increments beginning on the date of the grant and expire at the end of ten years.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123 in October 1995, which statement establishes financial accounting and reporting standards for stock based employee compensation plans. The Company has adopted the disclosure requirements of SFAS No.123 and continues to apply the accounting provisions of Opinion No.25 of the Accounting Principles Board. Accordingly, the adoption of SFAS No.123 has not had a material impact on the Company's consolidated financial statements. Information for fiscal years 1995, 1996 and 1997, with respect to the Option Plan, is as follows:

                                                           Weighted average
                                                           exercise price of
                                                Shares     shares under plan
                                               --------    -----------------

Balance, October 29, 1994                      210,600          $ 1.104
  Exercised                                     (3,100)           1.000

Balance outstanding at October 28, 1995        207,500            1.105
  Exercised                                    (26,100)           1.000
  Canceled                                      (6,400)           1.000

Balance outstanding at October 26, 1996        175,000            1.125
  Exercised                                    (25,000)           1.125

Balance outstanding at October 25, 1997        150,000            1.125

Balance exercisable at October 25, 1997        130,000          $ 1.125

The outstanding options expire on various dates through May 2003. Options for 88,100 shares are available for future grant under the Option Plan.

The following table summarizes information concerning currently outstanding and exercisable options as of October 25, 1997:

                              Weighted
                               average        Weighted
  Range of                    remaining        average                        Weighted
  exercise      Number       contractual     outstanding       Options         average
   prices     outstanding    life (years)    option price    exercisable    exercise price
  --------    -----------    ------------    ------------    -----------    --------------

   $1.125       150,000          5.4            $1.125         130,000         $1.125


Information for fiscal years 1995, 1996, and 1997, with respect to the Supplemental Plan, is as follows:

                                                                 Weighted average
                                                                 exercise price of
                                                      Shares     shares under plan
                                                     --------    -----------------

Balance, October 29, 1994 and October 28, 1995       155,300          $ 1.044
  Exercised                                          (32,200)            .961
  Granted                                             33,300            3.000

Balance outstanding at October 26, 1996              156,400            1.478
  Exercised                                           (9,000)           1.000

Balance outstanding at October 25, 1997              147,400            1.507

Balance exercisable at October 25, 1997              127,420          $ 1.273

The following table summarizes information concerning currently outstanding and exercisable options as of October 25, 1997:

                                   Weighted
                                   average         Weighted
   Range of                       remaining        average                         Weighted
   exercise         Number       contractual     outstanding       Options         average
    prices        outstanding    life (years)    option price    exercisable    exercise price
--------------    -----------    ------------    ------------    -----------    --------------

$.875 - $3.000      147,400          5.0            $1.507         127,420          $1.273


The outstanding options expire on various dates through June 2006. Options for 41,300 shares are available for future grant under the Supplemental Plan.

Preferred Stock

As of October 25, 1997 and October 26, 1996, 1,000,000 shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.


12.  1986 Employee Stock Purchase Plan

In June 1986, the board of directors and the stockholders of the Company adopted the Company's 1986 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, an aggregate of 100,000 shares of common stock are available for purchase by eligible employees of the Company, including directors and officers, through payroll deductions over successive six-month offering periods. The Purchase Plan will become effective when so declared by the board of directors.

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 25, 1997, there has been no activity under the Purchase Plan.


13.  Employee Benefit Plan

In 1994, the Company started an Employee Deferred Compensation Plan that covers all employees over 21 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on up to 8% of their annual compensation. The Company contributed $37,000 and $11,800 for the fiscal years ended October 25, 1997 and October 26, 1996, respectively. The Company made no contribution to the plan during the fiscal year ended October 28, 1995.


14.  Quarterly Financial Data (Unaudited)
     (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 25, 1997 and October 26, 1996 is as follows:

                                                                      Fiscal
                              First    Second     Third    Fourth      Year
                             -------   -------   -------   -------   --------

Fiscal 1997:
  Net sales                  $ 5,195   $ 6,975   $ 6,817   $ 5,633   $ 24,620
  Gross profit                 1,093     1,627     1,662     1,174      5,556
  Income from operations         126       518       558       218      1,420
  Net income                      88       289       310       112        799
  Net income per share          0.04      0.14      0.15      0.04       0.37

                                                                      Fiscal
                              First    Second     Third    Fourth      Year
                             -------   -------   -------   -------   --------

Fiscal 1996:
  Net sales                  $ 3,930   $ 5,535   $ 5,928   $ 5,260   $ 20,653
  Gross profit                   708     1,353     1,422     1,295      4,778
  Income from operations           9       379       528       271      1,187
  Net income                      32       225       306       174        737
  Net income per share          0.01      0.10      0.14      0.08       0.33


                                  SCHEDULE II
                     WESTERBEKE CORPORATION AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNT
            For the years ended October 25, 1997, October 26, 1996
                             and October 28, 1995


                                    Balance at     Charged to    Charged                   Balance
                                   Beginning of    Costs and     to Other                  at End
                                      Period        Expenses     Accounts    Deductions    of Year
                                   ------------    ----------    --------    ----------    -------
1995
Allowance for doubtful accounts      $ 60,800          -            -            300       $60,500

1996
Allowance for doubtful accounts      $ 60,500          -            -           (200)      $60,700

1997
Allowance for doubtful accounts      $ 60,700          -            -         (3,200)      $63,900


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain biographical information concerning the directors of the company as of January 1, 1998 is set forth below. Such information was furnished by them to the Company.

    Name of Director        Age           Certain Biographical Information
------------------------    ---    ----------------------------------------------

GERALD BENCH                56     President and Chief Executive Officer, Hadley
                                   Fruit Orchards, Inc. since November 1996;
                                   Consultant, Hadley Fruit Orchards, Inc. from
                                   March 1995 to November 1996; Partner, ICAP
                                   Marine Group (consulting firm) from November
                                   1993 to February 1995; Chairman and
                                   President, TDG Aerospace, Inc. (manufacturer
                                   of aircraft de-icing devices) from October
                                   1991 to November 1993; President, Thermion,
                                   Inc. (manufacturer of heaters for aircraft
                                   deicing devices) from April 1990 to September
                                   1991; General Manager, Lermer Corporation
                                   (manufacturer of airline galley equipment)
                                   from June 1989 through March 1990; former
                                   Chairman of the Board, President, Chief
                                   Executive Officer and Director of E&B Marine
                                   Inc. (marine supplies and accessories) from
                                   prior to 1988; Director of the Company since
                                   June 1986

THOMAS M. HAYTHE            58     Partner, Haythe & Curley (attorneys) since
                                   February 1982; Director: Novametrix Medical
                                   Systems Inc. (manufacturer of electronic
                                   medical instruments), Guest Supply, Inc.
                                   (provider of hotel guest room amenities,
                                   accessories and products) and Ramsay Health
                                   Care, Inc. (provider of behavioral health
                                   care services); Director of the Company since
                                   June 1986.

NICHOLAS H. SAFFORD         65     President, Nicholas H. Safford & Co., Inc.
                                   (investment counselor and private trustee)
                                   since 1983 and from 1979 to 1981; former
                                   president and director of Wendell, Safford &
                                   Co., Inc. (investment counseling firm) from
                                   1982 to 1983; former vice president and
                                   director of David L. Babson & Co., Inc.
                                   (investment counseling firm) prior to 1978;
                                   Director of the Company since February 1991.

JAMES W. STOREY             63     Consultant since January 1993; President,
                                   Wellingsley Corporation (private investment
                                   management company) from December 1986
                                   through December 1992; President and Chief
                                   Executive Officer of Codex Corporation, a
                                   subsidiary of Motorola, Inc. from 1982 to
                                   1986; Vice President of Motorola, Inc. from
                                   1982 to 1986; Director: Progress Software
                                   Corporation (software); Director of the
                                   Company since June 1986.

JOHN H. WESTERBEKE, JR.     57     President of the Company since 1976; Director
                                   of the Company since 1976; Chairman of the
                                   Board of Directors of the Company since June
                                   1986.

JOHN H. WESTERBEKE, SR.     88     Founder of the Company; Presently serving in
                                   various engineering capacities with the
                                   Company; Chairman of the Board of Directors
                                   of the Company from 1946 to June 1986.

      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in Part I hereof.

      The Board of Directors of the Company consists of three classes of directors, Class A, Class B and Class C. Directors in each class are elected for a term of three years. The term of office of the Class C directors will expire at the Annual Meeting of Stockholders to be held in 1998. Class A and Class B directors will be elected at the Annual Meetings to be held in 1999 and 2000, respectively. Mr. Bench is a Class A director, Messrs. Haythe, Safford and Storey are Class B directors and Messrs. Westerbeke, Jr. and Westerbeke, Sr. are Class C directors.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 25, 1997 all Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal years ended October 25, 1997, October 26, 1996 and October 28, 1995 concerning the compensation paid or awarded to the Chief Executive Officer and the other executive officer of the Company.


                           SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                                                             Compensation
                                                                             ------------
                                                   Annual Compensation          Awards
                                                --------------------------   ------------
                                      Fiscal
                                       Year
                                       Ended                                                 All Other
Name and Principal Position           October      Salary         Bonus      Options (#)    Compensation
-----------------------------------   -------   ------------   -----------   ------------   ------------

John H. Westerbeke, Jr.                1997     $206,852 (1)   $130,447 (2)       -         $ 37,262 (4)
 President, Chairman of the Board      1996      151,531         80,696 (3)       -           38,647 (4)
 of Directors and Class C Director     1995      148,998          5,730           -           51,920 (4)

Carleton F. Bryant, III                1997     $ 94,500       $ 44,545           -              -
 Executive Vice President,             1996       94,500         24,532           -              -
 Treasurer, Chief Operating Officer    1995       94,500         16,667           -              -
 and Secretary

-------------------
<F1>  Includes $53,762 of salary earned in fiscal year 1997, payment of which has been deferred.

<F2>  Includes a $125,571 bonus earned in fiscal year 1997, payment of which has been deferred.

<F3>  Includes a $75,000 bonus earned in fiscal year 1996, payment of which has been deferred.

<F4>  Includes amounts ($14,750, $20,357 and $31,980 in fiscal 1997, 1996 and
      1995, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 25, 1997, October 26, 1996 and October 28, 1995 for the period from the date on which each premium was paid until March 31, 2000 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid).

      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 25, 1997.

      The following table sets forth the number and value of options exercised by the executive officers named in the Summary Compensation Table during the fiscal year ended October 25, 1997 and the number and value of options held by such executive officers at October 25, 1997.


                      OPTION EXERCISES IN FISCAL 1997 AND
                       OPTION VALUES AT OCTOBER 25, 1997


                                                                                                     Value of
                                                              Number of Unexercised        Unexercised In-the-Money (1)
                                                           Options at October 25, 1997     Options at October 25, 1997
                            Shares Acquired     Value      ----------------------------    ----------------------------
          Name                On Exercise      Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------    ---------------    --------    -----------    -------------    -----------    -------------

John H. Westerbeke, Jr.            -              -          170,000            -            $427,600           -

Carleton F. Bryant, III          25,000        $82,700        55,000          20,000         $137,500        $50,000

-------------------
<F1>  In-the-money options are those where the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

Employment Agreements

      The Company has an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, which provides for his employment by the Company at an annual base salary, subject to increases based upon the Consumer Price Index and at the discretion of the Company. During fiscal 1997, Mr. Westerbeke's salary was $206,852, which included $53,762 of salary which has been deferred. The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. In September 1996, the Board of Directors established an incentive plan for Mr. Westerbeke pursuant to which Mr. Westerbeke will have an annual bonus opportunity, based on net income and increases in sales, in each of the four years beginning with the 1997 fiscal year. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke as described below. The Agreement may be terminated by the Company upon the disability of Mr. Westerbeke, by the Company with or without cause, and by Mr. Westerbeke in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the Agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three year period and is required to pay any premiums payable on the split- dollar life insurance policies on his life for a three year period. Under the Agreement, Mr. Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment.

      The Company has entered into a split-dollar insurance arrangement with Mr. Westerbeke, Jr., pursuant to which the Company will pay the premium costs of certain life insurance policies that pay a death benefit of not less than $2,929,245 in the aggregate upon the death of Mr. Westerbeke. Upon surrender of the policies or payment of the death benefit thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke or his beneficiaries. See footnote (4) to the "Summary Compensation Table" above for further information on premium payments made by the Company.

      The Company has an agreement with Carleton F. Bryant, III, the Executive Vice President, Treasurer and Chief Operating Officer of the Company, which provides for his employment by the Company at an annual salary of $94,500. Under a related agreement Mr. Bryant agrees not to compete with the Company for a period of three years following the termination of his employment.

      The Company has an agreement with John H. Westerbeke, Sr., a director of the Company, which provides for his employment by the Company at an annual salary of $35,000 until Mr. Westerbeke, Sr. retires. This agreement also provides that following his retirement, Mr. Westerbeke, Sr. will act as consultant to the Company at an annual consulting fee of $30,000. The Company paid Mr. Westerbeke, Sr. $35,000 during fiscal 1997.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 1998, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholding as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                                    Shares of Common Stock
               Name and Address                       Owned Beneficially         Percent of Class
----------------------------------------------   ----------------------------    ----------------

Gerald Bench..................................       4,440 (1)                         *
  17 1/2 Passaic Avenue
  Spring Lake, New Jersey 07762

Thomas M. Haythe..............................       9,440 (2)                         *
  237 Park Ave.
  New York, New York 10017

Nicholas H. Safford...........................      10,100 (3)                         *
  9 Cleaves Street
  Rockport, Massachusetts 01966

James W. Storey...............................      13,440 (4)                         *
  3 Saddle Ridge Road
  Dover, Massachusetts 02030

John H. Westerbeke, Jr........................   1,248,250 (5)                        60.4%
  Avon Industrial Park
  Avon, Massachusetts 02322

John H. Westerbeke, Sr........................           0                             -
  Avon Industrial Park
  Avon, Massachusetts 02322

Carleton F. Bryant, III.......................      55,000 (6)                         2.8%
  Avon Industrial Park
  Avon, Massachusetts 02322

All Directors and Officers as a Group.........   1,340,670 (1)(2)(3)(4)(5)(6)         62.5%
  (seven persons)

-------------------
<F*>  Less than one percent.

<F1>  Consists of 4,440 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bench.

<F2>  Includes 4,440 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.

<F3>  Consists of 10,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Safford.

<F4>  Includes 4,440 shares issuable upon the exercise of presently exercisable stock options held by Mr. Storey.

<F5>  Includes 150,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Westerbeke, Jr.

<F6>  Consists of 55,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bryant.

      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 1998.


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



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)   1. Financial Statements:

          Included in PART II of this report:                       Page
                                                                    ----

          Report of KPMG Peat Marwick LLP........................    22

          Consolidated Balance Sheets at October 25, 1997 and
          October 26, 1996.......................................    23

          Consolidated Statements of Operations for the three
          years in the period ended October 25, 1997.............    24

          Consolidated Statements of Changes in Stockholders'
          Equity for the three years in the period ended
          October 25, 1997.......................................    25

          Consolidated Statements of Cash Flow for the three
          years in the period ended October 25, 1997.............    26

          Notes to Consolidated Financial Statements.............    27

          2.    Financial Statement Schedule:

          Included in PART II of this report:

          Schedule II - Valuation and Qualifying Account for
          the three years in the period ended October 25, 1997...    38

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

          (b)   Current Reports on Form 8-K:

                During the fiscal quarter ended October 25, 1997, the Company did not file any Current Reports on Form 8-K.

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

Dated:  January 23, 1998

                                       WESTERBEKE CORPORATION


                                       By /s/ John H. Westerbeke, Jr.
                                          -------------------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 23, 1998
                                       By /s/ John H. Westerbeke, Jr.
                                          -------------------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board, President and
                                          Principal Executive Officer

Dated:  January 23, 1998               By /s/ Carleton F. Bryant III
                                          -------------------------------------
                                          Carleton F. Bryant III
                                          Executive Vice President, Chief
                                          Operating Officer and Principal
                                          Financial and Accounting Officer

Dated:  January 23, 1998               By /s/ Gerald Bench
                                          -------------------------------------
                                          Gerald Bench
                                          Director

Dated:  January 23, 1998               By /s/ Thomas M. Haythe
                                          -------------------------------------
                                          Thomas M. Haythe
                                          Director

Dated:  January 23, 1998               By /s/ Nicholas H. Safford
                                          -------------------------------------
                                          Nicholas H. Safford
                                          Director

Dated:  January 23, 1998               By /s/  James W. Storey
                                          -------------------------------------
                                          James W. Storey
                                          Director

Dated:  January 23, 1998               By /s/ John H. Westerbeke , Sr.
                                          -------------------------------------
                                          John H. Westerbeke, Sr.
                                          Director


                               Index to Exhibits
                               -----------------


Exhibit No.                          Name of Exhibit                           Page
-----------     -------------------------------------------------------     -----------

   2            Agreement and Plan of Merger between the Company and
                J.H. Westerbeke Corporation, a Massachusetts
                corporation............................................        (1)

   3 (a)        Certificate of Incorporation of the Company (as
                amended)...............................................        (1)

   3 (b)        By-Laws of the Company.................................        (3)

  10 (a)        Agreement dated as of June 30, 1986 by and between the
                Company and John H. Westerbeke, Sr.....................        (1)

  10 (b)        1986 Stock Option Plan of the Company as amended on
                January 6, 1987 and on May 26, 1988....................        (3)

  10 (c)        1986 Employee Stock Purchase Plan of the Company.......        (1)

  10 (d)        Supplemental Stock Option Plan of the Company..........        (3)

  10 (e)        1996 Stock Option Plan of the Company..................        (6)

  10 (f)        Agreement dated as of June 1, 1986 by and among the
                Company, Ruth A. Westerbeke, John H. Westerbeke, Jr.,
                John H. Westerbeke, Sr. and Ruth A. Westerbeke, as
                trustees...............................................        (1)

  10 (g)        Form of Agreement with Distributors - Domestic.........        (4)

  10 (h)        Form of Agreement with Distributors - International....        (1)

  10 (i)        Supplemental Medical Insurance Policy..................        (1)

  10 (j)        Letter Agreement dated March 20, 1996 between the
                Company and State Street Bank and Trust Company........        (6)

  10 (k)        Note of the Company dated March 29, 1996, due March 31,
                1997 in the principal amount of $3,000,000 payable to
                the order of State Street Bank and Trust Company.......        (6)

  10 (l)        Loan Facility Agreement dated January 23, 1996 between
                the Company and State Street Bank and Trust Company....        (5)

  10 (m)        Security Agreement dated January 23, 1996 by the
                Company in favor of State Street Bank and Trust
                Company................................................        (5)

  10 (n)        Note of the Company dated January 23, 1996, due June
                30, 2001 in the principal amount of $500,000 payable to
                the order of State Street Bank and Trust Company.......        (5)

  10 (o)        Asset Purchase Agreement dated as of January 5, 1990 by
                and among the Company, Westerbeke Rotary Aire, Inc.,
                Rotary Marine, Inc., Eugene Whipp and Arville J.
                Collins................................................        (3)

  10 (p)        Convertible Subordinated Note of the Company and
                Westerbeke Rotary Aire, Inc. dated January 5, 1990 in
                the principal amount of $115,000 payable to Rotary
                Marine, Inc............................................        (3)

  10 (q)        Lease dated November 4, 1987 by and between GBD/Odyssey
                Associates Limited Partnership and the Company.........        (3)

  10 (r)        Lease Amendment Agreement dated April 29, 1991 by and
                between GBD/Odyssey Associates Limited Partnership and
                the Company............................................        (6)

  10 (s)        Second Lease Amendment Agreement dated April 7, 1993 by
                and between GBD/Odyssey Associates Limited Partnership
                and the Company........................................        (2)

  10 (t)        Third Lease Amendment Agreement dated February 20, 1996
                by and between GBD/Odyssey Associates Limited
                Partnership and the Company............................        (6)

  10 (u)        Subordination, Nondisturbance and Attornment Agreement
                dated November 8, 1994 by and among the Company, New
                Avon Limited Partnership and UNUM Life Insurance
                Company of America.....................................        (3)

  10 (v)        Employment Agreement dated March 24, 1993 between the
                Company and John H. Westerbeke, Jr., Chairman,
                President and Chief Executive Officer of the Company..         (2)

  10 (w)        Employment Agreement dated May 14, 1993 and
                Confidentiality Agreement dated May 14, 1993 between
                the Company and Carleton F. Bryant III, Chief Operating
                Officer of the Company.................................        (2)

  10 (x)        Lease dated January 22, 1997 by and between New Avon
                Limited Partnership and the Company....................        (7)

  10 (y)        Loan Facility Agreement dated April 25, 1997 between
                the Company and State Street Bank and Trust Company....        (7)

  10 (z)        Note of the Company dated April 25, 1997, due June 30,
                2002 in the principal amount of $300,000 payable to the
                order of State Street Bank and Trust Company...........        (7)

  10 (aa)       Letter Agreement dated April 25, 1997 between the
                Company and State Street Bank and Trust Company........        (7)

  10 (bb)       Note of the Company dated April 4,1997, due March 31,
                1998 in the principal amount of $4,000,000 payable to
                the order of State Street Bank and Trust Company.......        (7)

  21            Subsidiary of the Company..............................

  23            Consent of KPMG Peat Marwick LLP.......................

  24            Power of Attorney......................................    (See Page 51
                                                                             of Annual
                                                                             Report on
                                                                             Form 10-K)

  27            Financial Data Schedule................................

-------------------
<F1>  Incorporated by reference to Exhibits to Registration Statement No.
      33-6972 filed with the Securities and Exchange Commission.

<F2>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 30, 1993.

<F3>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 29, 1994.

<F4>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 28, 1995.

<F5>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended January 27, 1996.

<F6>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 26, 1996.

<F7>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended April 26, 1997.