Form 10-Q
period 1998-01-24
WESTERBEKE CORP
filed 1998-03-10
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:        January 24, 1998
                                                  ----------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    --------   --------

     Commission file number        0-15046
                                   -------

                           Westerbeke Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                               04-1925880
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. employer
incorporation or organization)                Identification No.)

Avon Industrial Park, Avon, Massachusetts             02322
-----------------------------------------          ----------
 (Address of principal executive office)           (Zip Code)

     Registrant's telephone number, including area code    (508) 588-7700

                                  No Change
               ----------------------------------------------
               (Former name, former address and former fiscal
                     year if changed since last report)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                         Outstanding at
                 Class                    March 2, 1998
                 -----                   --------------
     Common Stock, $.01 par value           1,917,812


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX


                                                               Page
                                                               ----

Part I - Financial Information

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets as
          of January 24, 1998 and
          October 25, 1997                                       3

         Consolidated Statements of
          Operations for the three
          months ended January 24, 1998
          and January 25, 1997                                   4

         Consolidated Statements of
          Cash Flows for the three
          months ended January 24, 1998
          and January 25, 1997                                   5

         Notes to Consolidated Financial Statements             6-7

     Item 2 -

         Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                             8-9

Part II - Other Information                                     10

Signatures                                                      11


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                              January 24,      October 25,
                                                 1998             1997
                                              -----------      -----------
                                              (Unaudited)     (Derived from
ASSETS                                                      Audited Financial
                                                               Statements)

Current assets:
  Cash and cash equivalents                   $   74,100       $   156,900
  Accounts receivable, net of allowance
   for doubtful accounts of $63,900 and
   $63,900, respectively                       2,474,600         1,949,000
  Inventories (Note 2)                         6,583,900         6,254,300
  Prepaid expenses and other assets              336,600           301,600
  Prepaid income taxes                           249,000           212,000
  Deferred income taxes                          532,200           532,200
                                             -----------------------------
    Total current assets                      10,250,400         9,406,000

Property, plant and equipment, net             2,104,500         2,139,300
Other assets, net                              1,763,800         1,597,100
Investments in marketable securities           1,623,700         1,545,500
Note receivable - related party                  119,200           122,800
                                             -----------------------------
                                             $15,861,600       $14,810,700
                                             =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $   207,800       $   213,100
  Revolving demand note payable                2,200,000           600,000
  Accounts payable                             1,688,800         2,227,900
  Accrued expenses and other liabilities         626,500           564,600
                                             -----------------------------
    Total current liabilities                  4,723,100         3,605,600
                                             -----------------------------

Deferred income taxes                            261,500           304,200
Deferred compensation                            267,700           159,600
Long-term debt, net of current portion           557,000           605,400
                                             -----------------------------
                                               1,086,200         1,069,200
                                             -----------------------------
Stockholders' equity:
  Common stock, $.01 par value;
   authorized 5,000,000 shares; issued
   2,185,950 shares at January 24, 1998
   and 2,156,950 shares at
   October 25, 1997                               21,900            21,600
  Additional paid-in-capital                   6,025,300         5,996,600
  Unrealized gain on marketable securities       182,400           240,700
  Retained earnings                            4,578,700         4,633,000
                                             -----------------------------
                                              10,808,300        10,891,900
  Less--Treasury shares 268,138 at cost          756,000           756,000
                                             -----------------------------
  Total stockholders' equity                  10,052,300        10,135,900
                                             -----------------------------
                                             $15,861,600       $14,810,700
                                             =============================

The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                  --------------------------
                                                  January 24,    January 25,
                                                     1998           1997
                                                  -----------    -----------
                                                          (Unaudited)

Net sales                                         $4,959,500      $5,194,600

Cost of sales                                      4,074,300       4,101,900
                                                  --------------------------

  Gross profit                                       885,200       1,092,700

Selling, general and administrative expense          768,900         732,900

Research and development expense                     258,500         233,700
                                                  --------------------------

  Income (loss) from operations                     (142,200)        126,100

Interest income, net                                  51,300          35,100
                                                  --------------------------

  Income (loss) before income taxes                  (90,900)        161,200

Provision for income taxes                           (36,600)         73,200
                                                  --------------------------


Net income (loss)                                 $  (54,300)     $   88,000
                                                  ==========================



Income (loss) per common share, basic and
 diluted                                          $     (.03)     $      .04
                                                  ==========================


Weighted average common shares outstanding         1,904,746       2,078,550
                                                  ==========================

Weighted average common share and potentially
 dilutive common shares                            2,061,057       2,256,740
                                                  ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                     -------------------------
                                                     January 24,   January 25,
                                                        1998          1997
                                                     -----------   -----------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                  $   (54,300)    $    88,000
  Reconciliation of net income (loss) to net cash
   provided (used) by operating activities:
  Depreciation and amortization                          107,400         109,600
  Deferred income taxes                                  (42,700)              -
  Changes in operating assets and liabilities:
    Accounts receivable                                 (525,600)       (129,600)
    Inventories                                         (329,600)       (882,100)
    Prepaid expenses and other assets                    (35,000)         51,400
    Other assets                                        (172,100)       (203,500)
    Accounts payable                                    (539,100)        445,900
    Accrued expenses and other liabilities                61,900         (95,800)
    Deferred compensation                                108,100          84,900
    Income taxes payable                                 (37,000)          4,400
                                                     ---------------------------
Net cash used by operating activities                 (1,458,000)       (526,800)
                                                     ---------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment              (67,200)       (110,500)
  Proceeds from payment of note
   receivable--related party                               3,600           3,300
  Investment in marketable securities, net              (136,500)       (117,800)
                                                     ---------------------------
Net cash used in investing activities                   (200,100)       (225,000)
                                                     ---------------------------

Cash flows from financing activities:
  Net borrowings under revolving demand note           1,600,000         650,000
  Proceeds from exercise of employee stock options        29,000               -
  Principal payments on long-term debt and capital
   lease obligations                                     (53,700)        (43,300)
                                                     ---------------------------
Net cash provided in financing activities              1,575,300         606,700
                                                     ---------------------------

Decrease in cash and cash equivalents                    (82,800)       (145,100)

Cash and cash equivalents, beginning of period           156,900         200,500
                                                     ---------------------------

Cash and cash equivalents, end of period             $    74,100     $    55,400
                                                     ===========================

Supplemental cash flow disclosures:
  Interest paid                                      $    31,500     $    16,000
  Income taxes paid                                            -     $    68,700
Supplemental disclosures of non-cash flow items:
  Increase (decrease) in unrealized gains on
   marketable securities                             $   (58,300)    $       700
  Equipment purchase under capital lease                       -     $   175,000


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:

A.    Financial Statements

The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 1997.

In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of January 24, 1998, the results of their operations for the three months ended January 24, 1998 and January 25, 1997, and the cash flows for the three months then ended, have been included.

B.    Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc. has been inactive since fiscal year 1987.

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128). FAS 128 supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial Statements for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has applied FAS 128 for the quarter ended January 24, 1998 and has restated prior period information as required under the statement.

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.


2.    Inventories

The Company uses the last-in, first-out (LIFO) method to value inventory.

Inventories are comprised of the following:

                           January 24,   October 25,
                              1998          1997
                           -----------	 -----------

Raw materials              $5,597,800    $5,065,400
Work-in-process               613,100       601,400
Finished goods                373,000       587,500
                           ------------------------
                           $6,583,900    $6,254,300
                           ========================


The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year.

The Company anticipates an increase in its LIFO valuation account as of October 24, 1998. Accordingly, the Company has recorded an increase of $15,000, on a pro rata basis, in the LIFO reserve during the first three months of fiscal 1998. During the first three months of 1997, the Company recorded, on a pro rata basis, an increase of $15,000 in the LIFO reserve. Inventories would have been $1,180,000 higher at January 24, 1998 and $1,165,000 higher as of October 25, 1997, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.


                Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results Of Operations

Results of Operations -

Net sales decreased by $235,100 or 5%, during the first quarter of fiscal 1998 as compared to the same period in fiscal 1997.

Gross profit decreased $207,500 or 19% during the first quarter of fiscal 1998 as compared to the same period in fiscal 1997. The decrease in gross profit is primarily due to the costs associated with the cessation of supply of "long block" engines from one supplier and the development of replacement products based on another supplier's engine.

Operating expenses increased $60,800 or 6% for the first quarter of fiscal 1998 as compared to the same period in fiscal 1997. Research and development costs have increased due to the costs of developing products using "long block" engines from a new supplier which replaced the engines that could no longer be obtained from an existing supplier. Selling and administrative expenses have increased primarily due to higher advertising, marketing, warranty and personnel costs.

Net interest income increased $16,200 during the first quarter of fiscal 1998 as compared to the same period in fiscal 1997. The increase in interest is primarily due to interest and dividends earned on marketable securities.

For the first quarter ended January 24, 1998, the Company reported a net loss of $54,300, compared to a net income of $88,000 for the same period in fiscal 1997.

One of the Company's vendors of "long block" engines stopped supplying engines to the Company in fiscal 1997. The Company's existing inventory of this vendor's engines was exhausted during the first quarter of fiscal 1998. The Company was able to obtain similar "long block" engines from another source, but there have been, and will continue to be, added costs associated with making this change. Costs to obtain replacement "long block" engines from another supplier and to develop replacement products based on those engines are reflected in the decreased gross profit as a percentage of sales and in the increased research and development costs experienced in the first quarter of fiscal 1998. The Company anticipates that there will be added costs during fiscal 1998 associated with bringing the new products into full production and introducing them to the market, which will adversely affect gross margins and research and development costs.


                    WESTERBEKE CORPORATION AND SUBSIDIARY

Liquidity and Capital Resources

During the first three months of fiscal 1998, net cash used by operations was $1,458,000, compared to $526,800 for the first three months in fiscal 1997. The decrease in cash flow from operations is primarily attributable to increases in accounts receivable and decreases in accounts payable as compared to the same period in fiscal 1997.

During the three months ended January 24, 1998, the Company purchased property, plant and equipment of $67,200. The Company plans to spend approximately $350,000 more on equipment during the remainder of the year.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1997, and will expire on March 31, 1998. At January 24, 1998, the Company had $2,200,000 in outstanding borrowings under the Credit Agreement and approximately $361,100 committed to cover the Company's reimbursement obligations under certain letters of credit. Management is in the process of renewing the Credit Agreement and anticipates bank approval, although there can be no assurance that the facility will be renewed.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five-year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. At January 24, 1998, the outstanding principal amount was $350,000.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan bearing a fixed interest rate of 8.75%. At January 24, 1998, the outstanding principal amount was $265,000.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1998.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first fiscal quarter of 1998.


Part II.    Other Information

  Item 1    Legal Proceedings
  ---------------------------

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

  Item 2    Changes in Securities
  -------------------------------

            None to report

  Item 3    Default Upon Senior Securities
  ----------------------------------------

            None to report

  Item 4    Submissions of Matters to a Vote of Security Holders
  --------------------------------------------------------------

            None to report

  Item 5    Other Information
  ---------------------------

            None to report

  Item 6    Exhibits and Reports on Form 8-K
  ------------------------------------------

            (a) Exhibit 27 Financial Data Schedule for the three months ended January 24, 1988

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the period covered by this report.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated   March 10, 1998                 /s/ John H. Westerbeke, Jr.
        --------------                 ---------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board,
                                       President and Principal
                                       Executive Officer


Dated   March 10, 1998                 /s/ Carleton F. Bryant III
        --------------                 --------------------------
                                       Carleton F. Bryant III
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Principal Financial
                                       and Accounting Officer