Form 10-Q
period 1998-04-25
WESTERBEKE CORP
filed 1998-06-08
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:   April 25, 1998
                                        --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  __________  to  __________

      Commission file number    0-15046
                                -------


                             Westerbeke Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                04-1925880
-------------------------------------    --------------------------------------
   (State or other jurisdiction of                 (I.R.S. employer
    incorporation or organization)               Identification No.)


 Avon Industrial Park, Avon, Massachusetts                  02322
-------------------------------------------    --------------------------------
  (Address of principal executive office)                 (Zip Code)


      Registrant's telephone number, including area code   (508) 588-7700
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

                             Yes  [X]      No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
                          Class                    June 5, 1998
               ----------------------------       --------------

               Common Stock, $.01 par value         1,917,812



                                 Page 1 of 19



                     WESTERBEKE CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                              Page
                                                                             ------

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets as of April 25, 1998 and October
            25, 1997                                                             3

            Consolidated Statements of Operations for the three months
            ended April 25, 1998 and April 26, 1997                              4

            Consolidated Statements of Operations for the six months
            ended April 25, 1998 and April 26, 1997                              5

            Consolidated Statements of Cash Flows for the six months
            ended April 25, 1998 and April 26, 1997                              6

            Notes to Consolidated Financial Statements                         7-8

      Item 2 -

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9-10

Part II - Other Information                                                  11-12

Signatures                                                                      13


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                   April 25,        October 25,
                                                                     1998              1997
                                                                  -----------    -----------------
                                                                  (Unaudited)      (Derived from
                                                                                 Audited Financial
                                                                                    Statements)
ASSETS
Current assets:
  Cash and cash equivalents                                       $    67,300       $   156,900
  Accounts receivable, net of allowance for doubtful accounts
   of $63,800 and $63,900, respectively                             3,583,000         1,949,000
  Inventories (Note 2)                                              5,777,000         6,254,300
  Prepaid expenses and other assets                                   321,900           301,600
  Prepaid income taxes                                                142,400           212,000
  Deferred income taxes                                               532,200           532,200
                                                                  -----------------------------
      Total current assets                                         10,423,800         9,406,000

Property, plant and equipment, net                                  2,220,900         2,139,300
Other assets, net                                                   1,800,200         1,597,100
Investments in marketable securities                                1,831,800         1,545,500
Note receivable - related party                                       115,600           122,800
                                                                  -----------------------------
                                                                  $16,392,300       $14,810,700
                                                                  =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                               $   202,400       $   213,100
  Revolving demand note payable                                     2,100,000           600,000
  Accounts payable                                                  1,815,200         2,227,900
  Accrued expenses and other liabilities                              818,600           564,600
                                                                  -----------------------------
      Total current liabilities                                     4,936,200         3,605,600
                                                                  -----------------------------

Deferred income taxes                                                 321,300           304,200
Deferred compensation                                                 309,500           159,600
Long-term debt, net of current portion                                508,400           605,400
                                                                  -----------------------------
                                                                    1,139,200         1,069,200
                                                                  -----------------------------
Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,185,950 shares at April 25, 1998 and 2,156,950
   shares at October 25, 1997                                          21,900            21,600
  Additional paid-in-capital                                        6,025,300         5,996,600
  Unrealized gain on marketable securities                            274,100           240,700
  Retained earnings                                                 4,751,600         4,633,000
                                                                  -----------------------------
                                                                   11,072,900        10,891,900
  Less - Treasury shares 268,138 at cost                              756,000           756,000
                                                                  -----------------------------
      Total stockholders' equity                                   10,316,900        10,135,900
                                                                  -----------------------------
                                                                  $16,392,300       $14,810,700
                                                                  =============================


The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended
                                                      --------------------------
                                                       April 25,      April 26,
                                                         1998           1997
                                                      -----------    -----------
                                                              (Unaudited)

Net sales                                             $ 7,224,700    $ 6,974,700

Cost of sales                                           5,652,000      5,347,500
                                                      --------------------------

      Gross profit                                      1,572,700      1,627,200

Selling, general and administrative expense               956,400        871,400

Research and development expense                          268,600        237,600
                                                      --------------------------

      Income from operations                              347,700        518,200

Interest expense, net                                      58,300         34,900
                                                      --------------------------

      Income before income taxes                          289,400        483,300

Provision for income taxes                                116,500        194,300
                                                      --------------------------


Net income                                            $   172,900    $   289,000
                                                      ==========================


Income per common share, basic                        $       .09    $       .14
                                                      ==========================

Income per common share, diluted                      $       .08    $       .13
                                                      ==========================


Weighted average common shares outstanding              1,917,812      2,042,927
                                                      ==========================

Weighted average common shares and potentially
 dilutive common shares                                 2,072,941      2,226,620
                                                      ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Six Months Ended
                                                      --------------------------
                                                       April 25,      April 26,
                                                         1998           1997
                                                      -----------    -----------
                                                             (Unaudited)

Net sales                                             $12,184,200    $12,169,300

Cost of sales                                           9,726,300      9,449,400
                                                      --------------------------

      Gross profit                                      2,457,900      2,719,900

Selling, general and administrative expense             1,725,300      1,604,300

Research and development expense                          527,100        471,300
                                                      --------------------------

      Income from operations                              205,500        644,300

Interest expense (income), net                              7,000           (200)
                                                      --------------------------

      Income before income taxes                          198,500        644,500

Provision for income taxes                                 79,900        267,500
                                                      --------------------------


Net income                                            $   118,600    $   377,000
                                                      ==========================


Income per common share, basic                        $       .06    $       .18
                                                      ==========================

Income per common share, diluted                      $       .06    $       .17
                                                      ==========================


Weighted average common shares outstanding              1,911,279      2,059,760
                                                      ==========================

Weighted average common shares and potentially
 dilutive common shares                                 2,073,302      2,241,673
                                                      ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended
                                                                           --------------------------
                                                                            April 25,      April 26,
                                                                              1998           1997
                                                                           -----------    -----------
                                                                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                               $   118,600    $   377,000
  Reconciliation of net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                              215,200        222,400
    Deferred income taxes                                                       17,100             --
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,634,000)      (852,900)
      Inventories                                                              477,300     (1,145,600)
      Prepaid expenses and other assets                                        (20,300)        67,400
      Other assets                                                            (214,000)      (206,300)
      Accounts payable                                                        (412,700)       852,200
      Accrued expenses and other liabilities                                   254,000        (72,900)
      Deferred compensation                                                    149,900         98,500
      Income taxes payable                                                      69,600        (43,700)
                                                                           --------------------------
Net cash used by operating activities                                         (979,300)      (703,900)
                                                                           --------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                   (285,900)      (335,200)
  Proceeds from payment of note receivable - related party                       7,200          6,700
  Investment in marketable securities, net                                    (252,900)      (219,500)
                                                                           --------------------------
Net cash used in investing activities                                         (531,600)      (548,000)
                                                                           --------------------------

Cash flows from financing activities:
  Net borrowings under revolving demand note                                 1,500,000      1,750,000
  Proceeds from exercise of employee stock options                              29,000             --
  Purchase of treasury stock                                                        --       (587,800)
  Principal payments on long-term debt and capital lease obligations          (107,700)       (79,400)
                                                                           --------------------------
Net cash provided in financing activities                                    1,421,300      1,082,800
                                                                           --------------------------

Decrease in cash and cash equivalents                                          (89,600)      (169,100)

Cash and cash equivalents, beginning of period                                 156,900        200,500
                                                                           --------------------------

Cash and cash equivalents, end of period                                   $    67,300    $    31,400
                                                                           ==========================

Supplemental cash flow disclosures:
  Interest paid                                                            $    64,400    $    49,100
  Income taxes paid                                                        $    10,000    $   311,100
Supplemental disclosures of non-cash flow items:
  Increase (decrease) in unrealized gains on marketable securities         $    33,400    $   (63,100)
  Equipment purchase under capital lease                                            --    $   175,000


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

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 25, 1998, the results of their operations for the three and six months ended April 25, 1998 and April 26, 1997, and the cash flows for the six months then ended, have been included.

  B.  Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc., has been inactive since fiscal year 1987.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128). FAS 128 supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial Statements for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has applied FAS 128 for the quarter ended April 25, 1998 and has restated prior period information as required under the statement.

      In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.


2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                                     April 25,      October 25,
                                        1998           1997
                                     ----------     -----------

      Raw materials                  $4,815,700     $5,065,400
      Work-in-process                   600,700        601,400
      Finished goods                    360,600        587,500
                                     -------------------------
                                     $5,777,000     $6,254,300
                                     =========================

      The Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 24, 1998. Accordingly, the Company has recorded an increase of $30,000, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 1998. During the first six months of 1997, the Company recorded, on a pro rata basis, an increase of $30,000 in the LIFO reserve. Inventories would have been $1,195,000 higher at April 25, 1998 and $1,165,000 higher as of October 25, 1997, if the first- in, first-out
      (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.


                 Item 2 - Management's Discussion and Analysis
                Of Financial Condition and Results Of Operations
                ------------------------------------------------


Results of Operations -
-----------------------

Net sales increased by $250,000, or 4%, during the second quarter of fiscal 1998 and increased $14,900 for the first six months of fiscal 1998 as compared to the same periods in fiscal 1997. The increase in second quarter net sales is primarily attributable to higher unit volume of the Company's marine generator products.

Gross profit decreased $54,500 or 3% during the second quarter and decreased $262,000 or 10% for the first six months of fiscal 1998 as compared to the same periods in fiscal 1997. As a percentage of net sales, gross profit was 22% during the second quarter of fiscal year 1998, as compared to 23% for the second quarter of fiscal 1997. For the six months ended April 25, 1998 gross profit was 20% compared to 22% for the same period ended April 26, 1997.

Operating expenses increased $116,000 or 10% for the second quarter and $176,800 or 9% in the first six months of fiscal 1998, as compared to the same periods in fiscal 1997. Research and development costs have increased due to the addition of personnel and higher costs related to achieving compliance with federal and state exhaust emission requirements. Selling and administrative expenses have increased primarily due to higher advertising, legal and personnel costs.

Net interest expense increased $23,400 during the second quarter and increased $7,200 for the first six months of fiscal 1998 as compared to the same periods in fiscal 1997. The increase in interest expense in the second quarter and the six months ended April 25, 1998 is primarily due to interest expense incurred on the $4,000,000 Credit Agreement.

For the second quarter ended April 25, 1998, the Company reported net income of $172,900, compared to a net income of $289,000 for the same period in fiscal 1997. For the six months ended April 25, 1998, the Company reported net income of $118,600 as compared to net income of $377,000 for the six-months ended April 26, 1997.

One of the Company's vendors of "long block" engines stopped supplying engines to the Company in fiscal 1997. The Company's existing inventory of this vendor's engines was exhausted during the first quarter of fiscal 1998. The Company was able to obtain similar "long block" engines from another source, but there have been, and will continue to be, added costs associated with making this change. Costs to obtain replacement "long block" engines from another supplier and to develop replacement products based on those engines are reflected in the decreased gross profit as a percentage of sales and in the increased research and development costs experienced in the first six months of fiscal 1998. The Company anticipates that there will be added costs during fiscal 1998 associated with bringing the new products into full production and introducing them to the market, which will adversely affect gross margins and research and development costs.


                     WESTERBEKE CORPORATION AND SUBSIDIARY


Liquidity and Capital Resources
-------------------------------

During the first six months of fiscal 1998, net cash used by operations was $979,300, compared to net cash used by operations of $703,900 for the first six months in fiscal 1997. The decrease in cash flow from operations is primarily attributable to the decrease in net income for the six-month period ended April 25, 1998, as compared to the same period in fiscal 1997.

During the six months ended April 25, 1998, the Company purchased property, plant and equipment of $285,900. The Company plans to spend approximately $145,000 more on machinery and equipment during the remainder of the year.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. At April 25, 1998, the Company had $2,100,000 in outstanding borrowings under the Credit Agreement and approximately $373,300 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement expires on March 31, 1999.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. At April 25, 1998, the outstanding principal amount was $325,000.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five year term loan bearing a fixed interest rate of 8.75%. At April 25, 1998, the outstanding principal was $250,000.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1998.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first two fiscal quarters of 1998.



Part II.  Other Information

  Item 1  Legal Proceedings
  -------------------------

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

  Item 2  Changes in Securities
  ------------------------------

          None to report

  Item 3  Default Upon Senior Securities
  --------------------------------------

          None to report

  Item 4  Submissions of Matters to a Vote of Security Holders
  ------------------------------------------------------------

          (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held March 27, 1998.

          (b)  Not applicable because:

               (I) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934;
                    (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated March 5, 1998; and (iii) all such nominees were elected.

          (c)  The matters voted upon at the Meeting were as follows:

               (i)  The election of two Class C directors of the Company.

          John H. Westerbeke, Jr.

               FOR                                         1,752,233
               WITHHOLD AUTHORITY                             18,457

          John H. Westerbeke, Sr.

               FOR                                         1,750,733
               WITHHOLD AUTHORITY                             19,957


               (ii) A proposal to ratify the Board of Directors' selection of
                    KPMG Peat Marwick LLP to serve as the Company's independent auditors for the Company's fiscal year ending October 24, 1998.

               FOR                                         1,766,190
               AGAINST                                         2,500
               ABSTENTIONS AND BROKER NON-VOTES                2,000

  Item 5  Other Information
  -------------------------

          None to report

  Item 6  Exhibits and Reports on Form 8-K
  ----------------------------------------

          (a)  Exhibits

               10 (a) Loan Facility Agreement dated April 23, 1998 between the Company and State Street Bank and Trust Company.

               10 (b) Note of the Company dated April 3, 1998 due March 31, 1999 in the principal amount of $4,000,000 payable to the order of State Street Bank and Trust Company.

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


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  June 8, 1998                    /s/ John H. Westerbeke, Jr.
       ---------------                 ----------------------------------------
                                           John H. Westerbeke, Jr.
                                           Chairman of the Board, President and
                                           Principal Executive Officer


Dated  June 8, 1998                    /s/ Carleton F. Bryant III
       ---------------                 ----------------------------------------
                                           Carleton F. Bryant III
                                           Executive Vice President, Chief
                                           Operating Officer and Principal
                                           Financial and Accounting Officer