Form 10-Q
period 1998-07-25
WESTERBEKE CORP
filed 1998-09-04
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    July 25, 1998
                                        ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to

      Commission file number    0-15046
                               ---------


                             Westerbeke Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 04-1925880
-----------------------------------    ----------------------------------------
  (State or other jurisdiction of                  (I.R.S. employer
   incorporation or organization)                 Identification No.)


Avon Industrial Park, Avon, Massachusetts                  02322
-----------------------------------------    ----------------------------------
 (Address of principal executive office)                (Zip Code)


    Registrant's telephone number, including area code     (508) 588-7700
                                                         ------------------


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

                              Yes  [X]     No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding at
                  Class                            August 28, 1998
      ----------------------------                 ---------------
      Common Stock, $.01 par value                    1,917,812


                     WESTERBEKE CORPORATION AND SUBSIDIARY

                                     INDEX
                                                                          Page
                                                                          -----
Part I - Financial Information

     Item 1 - Consolidated Financial Statements

        Consolidated Balance Sheets as of July 25, 1998 and October 25,
        1997                                                                  3

        Consolidated Statements of Operations for the three months ended
        July 25, 1998 and July 26, 1997                                       4

        Consolidated Statements of Operations for the nine months ended
        July 25, 1998 and July 26, 1997                                       5

        Consolidated Statements of Cash Flows for the nine months ended
        July 25, 1998 and July 26, 1997                                       6

        Notes to Consolidated Financial Statements                          7-9

     Item 2 -

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             10-12

Part II - Other Information                                               13-14

Signatures                                                                   15


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                    July 25,        October 25,
                                                                      1998             1997
                                                                   -----------   -----------------
                                                                   (Unaudited)     (Derived from
ASSETS                                                                           Audited Financial
                                                                                    Statements)
Current assets:
  Cash and cash equivalents                                        $    47,100      $   156,900
  Accounts receivable, net of allowance for doubtful accounts
   of $63,800 and $63,900, respectively                              3,052,200        1,949,000
  Inventories (Note 2)                                               5,514,100        6,254,300
  Prepaid expenses and other assets                                    365,300          301,600
  Prepaid income taxes                                                      --          212,000
  Deferred income taxes                                                532,200          532,200
                                                                   ----------------------------
      Total current assets                                           9,510,900        9,406,000

Property, plant and equipment, net                                   2,169,300        2,139,300
Other assets, net                                                    1,837,100        1,597,100
Investments in marketable securities                                 1,838,000        1,545,500
Note receivable - related party                                        111,800          122,800
                                                                   ----------------------------
                                                                   $15,467,100      $14,810,700
                                                                   ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $   188,900      $   213,100
  Revolving demand note payable                                        400,000          600,000
  Accounts payable                                                   2,209,600        2,227,900
  Accrued expenses and other liabilities                               765,400          564,600
  Accrued income taxes                                                  80,000               --
                                                                   ----------------------------
      Total current liabilities                                      3,643,900        3,605,600
                                                                   ----------------------------

Deferred income taxes                                                  323,800          304,200
Deferred compensation                                                  351,900          159,600
Long-term debt, net of current portion                                 465,100          605,400
                                                                   ----------------------------
                                                                     1,140,800        1,069,200
                                                                   ----------------------------
Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,185,950 shares at July 25, 1998 and 2,156,950 at
   October 25, 1997                                                     21,900           21,600
  Additional paid-in-capital                                         6,025,300        5,996,600
  Unrealized gain on marketable securities                             272,200          240,700
  Retained earnings                                                  5,119,000        4,633,000
                                                                   ----------------------------
                                                                    11,438,400       10,891,900
  Less - Treasury shares 268,138 at cost                               756,000          756,000
                                                                   ----------------------------
  Total stockholders' equity                                        10,682,400       10,135,900
                                                                   ----------------------------
                                                                   $15,467,100      $14,810,700
                                                                   ============================

The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                  ---------------------------
                                                   July 25,        July 26,
                                                     1998            1997
                                                  -----------     -----------
                                                          (Unaudited)

Net sales                                         $ 7,622,000     $ 6,816,900

Cost of sales                                       5,759,100       5,154,700
                                                  ---------------------------

      Gross profit                                  1,862,900       1,662,200

Selling, general and administrative expense           885,500         799,500

Research and development expense                      335,600         305,000
                                                  ---------------------------

      Income from operations                          641,800         557,700

Interest expense, net                                  23,300          37,700
                                                  ---------------------------

      Income before income taxes                      618,500         520,000

Provision for income taxes                            251,100         209,900
                                                  ---------------------------


Net income                                        $   367,400     $   310,100
                                                  ===========================



Income per common share, basic                    $      0.19     $      0.17
                                                  ===========================

Income per common share, diluted                  $      0.18     $      0.15
                                                  ===========================


Weighted average common shares - basic              1,917,812       1,864,812
                                                  ===========================

Weighted average common shares - diluted            2,066,397       2,060,514
                                                  ===========================

The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Nine Months Ended
                                                  ---------------------------
                                                   July 25,        July 26,
                                                     1998            1997
                                                  -----------     -----------
                                                          (Unaudited)

Net sales                                         $19,806,200     $18,986,200

Cost of sales                                      15,485,400      14,604,100
                                                  ---------------------------

      Gross profit                                  4,320,800       4,382,100

Selling, general and administrative expense         2,610,800       2,403,800

Research and development expense                      862,700         776,300
                                                  ---------------------------

      Income from operations                          847,300       1,202,000

Interest expense, net                                  30,300          37,500
                                                  ---------------------------

      Income before income taxes                      817,000       1,164,500

Provision for income taxes                            331,000         477,400
                                                  ---------------------------


Net income                                        $   486,000     $   687,100
                                                  ===========================


Income per common share, basic                    $      0.25     $      0.34
                                                  ===========================

Income per common share, diluted                  $      0.24     $      0.32
                                                  ===========================


Weighted average common shares - basic              1,913,457       1,994,777
                                                  ===========================

Weighted average common shares - diluted            2,071,471       2,179,692
                                                  ===========================

The accompanying notes are an integral part of the consolidated financial statements.


                     WESTERBEKE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                  -----------------------------
                                                                    July 25,         July 26,
                                                                      1998             1997
                                                                  ------------     ------------
                                                                           (Unaudited)

Cash flows from operating activities:
  Net income                                                      $   486,000      $   687,100
  Reconciliation of net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization                                     319,500          317,300
    Deferred income taxes                                              19,600               --
    Changes in operating assets and liabilities:
      Accounts receivable                                          (1,103,200)      (1,009,400)
      Inventories                                                     740,200         (786,300)
      Prepaid expenses and other assets                               (63,700)          33,400
      Other assets                                                   (256,300)        (228,000)
      Accounts payable                                                (18,300)         726,400
      Accrued expenses and other liabilities                          200,800           96,500
      Deferred compensation                                           192,300          109,300
      Income taxes payable                                            292,000           27,400
                                                                  ----------------------------
Net cash provided (used) by operating activities                      808,900          (26,300)
                                                                  ----------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                          (333,200)        (481,300)
  Proceeds from payment of note receivable - related party             11,000           10,200
Investment in marketable securities, net                             (261,000)        (434,200)
                                                                  ----------------------------
Net cash used in investing activities                                (583,200)        (905,300)
                                                                  ----------------------------

Cash flows from financing activities:
  Proceeds from revolving line of credit                                   --          300,000
  Net borrowings (repayments) under revolving demand note            (200,000)       1,320,000
  Proceeds from exercise of employee stock options                     29,000           11,300
  Purchase of treasury stock                                               --         (622,800)
  Principal payments on long-term debt and capital lease
   obligations                                                       (164,500)        (122,600)
                                                                  ----------------------------
Net cash provided (used) in financing activities                     (335,500)         885,900
                                                                  ----------------------------

Decrease in cash and cash equivalents                                (109,800)         (45,700)

Cash and cash equivalents, beginning of period                        156,900          200,500
                                                                  ----------------------------

Cash and cash equivalents, end of period                          $    47,100      $   154,800
                                                                  ============================

Supplemental cash flow disclosures:
  Interest paid                                                   $    32,500      $    90,800
  Income taxes paid                                               $    29,000      $   574,000
Supplemental disclosures of non-cash flow items:
  Increase in unrealized gains on marketable securities           $    31,500      $    47,000
  Equipment purchase under capital lease                                   --      $   175,000

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

       In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of July 25, 1998, the results of their operations for the three and nine months ended July 25, 1998 and July 26, 1997, and the cash flows for the nine months then ended, have been included.

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

       In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128). FAS 128 supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial Statements for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted FAS 128 and has restated prior period information as required under the statement.

       In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131), which are effective for fiscal years beginning after December 15, 1997. Unrealized gains on marketable securities is a component of comprehensive income and will be presented accordingly when FAS 130 is adopted. The Company is currently evaluating the effects of FAS 131.


                                   Continued


                     WESTERBEKE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                  (Unaudited)

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use". The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company does not believe the adoption of SOP 98-1 will have a material impact on the financial statements.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expenses as incurred. The Company does not believe the adoption of SOP 98-5 will have a material impact on the financial statements.

       In June 1988, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
       133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe the adoption of SFAS 133 will have a material impact on the financial statements.

   C.  Earnings per Share
       ------------------

       Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income per share reflects the maximum dilution that would have resulted from the exercise of stock options. Diluted income per share is computed by dividing net income by the weighted average number of common shares and all dilutive securities.

                                                  For the Nine Months Ended
                            ---------------------------------------------------------------------
                                     July 25, 1998                        July 26, 1997
                            --------------------------------    ---------------------------------
                             Income                   Net        Income                    Net
                            per share    Shares      Income     per share     Shares      Income
                            ---------   ---------   --------    ----------   ---------   --------

Basic                         $.25      1,913,457   $486,000      $.34       1,994,777   $687,100
Effect of Stock options       (.01)       158,014         --      (.02)        184,915         --
                              -------------------------------------------------------------------

Diluted                       $.24      2,071,471   $486,000      $.32       2,179,692   $687,100


                                   Continued


                     WESTERBEKE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                  (Unaudited)


                                                 For the Three Months Ended
                            --------------------------------------------------------------------
                                     July 25, 1998                        July 26, 1997
                            --------------------------------    --------------------------------
                             Income                   Net        Income                   Net
                            per share    Shares      Income     per share    Shares      Income
                            ---------   ---------   --------    ---------   ---------   --------

Basic                         $.19      1,917,812   $367,400      $.17      1,864,812   $310,100
Effect of Stock options       (.01)       148,585         --      (.02)       195,702         --
                              -------------------------------------------------------------------

Diluted                       $.18      2,066,397   $367,400      $.15      2,060,514   $310,100

2.     Inventories
       -----------

       The Company uses the last-in, first-out (LIFO) method to value inventory.

       Inventories are comprised of the following:

                                            July 25,     October 25,
                                              1998          1997
                                           ----------    -----------

       Raw materials                       $4,629,800    $ 5,065,400
       Work-in-process                        477,500        601,400
       Finished goods                         406,800        587,500
                                           -------------------------
                                           $5,514,100    $ 6,254,300
                                           =========================

       The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year.

       The Company anticipates an increase in its LIFO valuation account as of October 24, 1998. Accordingly, the Company has recorded an increase of $45,000, on a pro rata basis, in the LIFO reserve during the first nine months of fiscal 1998. During the first nine months of 1997, the Company recorded, on a pro rata basis, an increase of $45,000 in the LIFO reserve. Inventories would have been $1,210,000 higher at July 25, 1998 and $1,165,000 higher as of October 25, 1997, if the first-in, first-out
       (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.


                 Item 2 - Management's Discussion and Analysis
                Of Financial Condition and Results Of Operations


Results of Operations -
-----------------------

Net sales increased by $805,100, or 12%, during the third quarter of fiscal 1998 and increased $820,000 or 4% for the first nine months of fiscal 1998, as compared to the same periods in fiscal 1997. The increase in net sales is primarily attributable to higher unit volume of the Company's marine generator products and propulsion engines.

Gross profit increased $200,700 or 12% during the third quarter and decreased $61,300 or 1% for the first nine months of fiscal 1998, as compared to the same periods in fiscal 1997. As a percentage of net sales, gross profit was 24% during the third quarter of fiscal year 1998 as well as fiscal 1997. For the nine months ended July 25, 1998 gross profit was 22% compared to 23% for the nine months ended July 26, 1997.

Operating expenses increased $116,600 or 11% for the third quarter and $293,400 or 9% for the first nine months of fiscal 1998, as compared to the same periods in fiscal 1997. Research and development costs have increased due to the addition of personnel and higher costs related to achieving compliance with federal and state exhaust emission requirements. Selling and administrative expenses have increased primarily due to higher legal, warranty and personnel costs.

Net interest expense decreased $14,400 during the third quarter and decreased $7,200 for the first nine months of fiscal 1998, as compared to the same periods in fiscal 1997. The decrease in interest expense in the third quarter and the nine months ended July 25, 1998 is primarily due to a lower outstanding balance on the line of credit with State Street Bank and Trust Company.

For the third quarter ended July 25, 1998, the Company reported net income of $367,400, compared to a net income of $310,100 for the same period in fiscal 1997. For the nine months ended July 25, 1998, the Company reported net income of $486,000, as compared to net income of $687,100 for the nine months ended July 26, 1997.

One of the Company's vendors of "long block" engines stopped supplying engines to the Company in fiscal 1997. The Company's existing inventory of this vendor's engines was exhausted during the first quarter of fiscal 1998. The Company was able to obtain similar "long block" engines from another source, but there have been, and will continue to be, added costs associated with making this change. Costs to obtain replacement "long block" engines from another supplier and to develop replacement products based on those engines are reflected in the decreased gross profit as a percentage of sales and in the increased research and development costs experienced in the first nine months of fiscal 1998. The Company anticipates that there will be added costs during fiscal 1998 associated with bringing the new products into full production and introducing them to the market, which will adversely affect gross margins and research and development costs.


                     WESTERBEKE CORPORATION AND SUBSIDIARY


Liquidity and Capital Resources
-------------------------------

During the first nine months of fiscal 1998, net cash provided by operations was $808,900, compared to net cash used by operations of $26,300 for the first nine months in fiscal 1997. The increase in cash flow from operations is primarily attributable to decreases in inventory.

During the nine months ended July 25, 1998, the Company purchased property, plant and equipment of $333,200. The Company plans to spend approximately $60,000 more on equipment during the remainder of the year.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. At July 25, 1998, the Company had $400,000 in outstanding borrowings under the Credit Agreement and approximately $503,700 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement expires on March 31, 1999.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five-year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.96%. At July 25, 1998, the outstanding principal amount was $300,200.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan bearing a fixed interest rate of 8.75%. At July 25, 1998, the outstanding principal amount was $235,200.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1999.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first three fiscal quarters of 1998. The Company has financial arrangements with its Japanese vendor's that minimizes the risk of the fluctuation of the Japanese yen.

This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the unanticipated loss of a major supplier; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; the unanticipated inability of the Company to be Year 2000 Compliant; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved.

Year 2000 Compliance
--------------------

The Company is in the process of assessing and implementing the changes to its systems necessary to be year 2000 compliant. The Company believes the cost of such changes will not have a material impact on the financial statements. The Company has received from its software vendor the updated software necessary to make its operating system year 2000 compliant, which the Company anticipates will be installed by the end of the 1998 calendar year. Although failure to complete the implementation on a timely basis may have material adverse financial and operational impacts on the Company, the Company believes such failure is not reasonably likely. The Company believes that should the data processing system fail that it has adequate off-line resources available to them allowing for the continued operation of its business.

The Company's business is also dependent upon the systems of third parties. The Company has initiated a year 2000 survey of its major vendors and customers. Based upon the results of the responses to date all vendors and customers have indicated that they would be in compliance within the next six months. Although there can be no assurance that these vendors will be in compliance, the Company believes there are additional sources available to them on commercially reasonable terms.


Part II.   Other Information

   Item 1  Legal Proceedings
   -------------------------

           The Company has initiated arbitration with the American Arbitration Association in New York against Daihatsu Motor Company, Ltd. ("Daihatsu") for breach of contract and other claims. The Company is seeking damages based on Daihatsu's breach of a Component Sales Agreement which also granted the Company rights to certain engines including an engine Daihatsu began marketing in 1993 through a joint venture with Briggs & Stratton Corporation. In a separate but related case pending in the Federal District Court for the District of Massachusetts, the Company is seeking damages from Briggs & Stratton Corporation for tortious interference with the Company's Agreement with Daihatsu and other related claims. The Federal Court action has been stayed pending the conclusion of the arbitration.

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

           None to report

   Item 4  Submissions of Matters to a Vote of Security Holders
   ------------------------------------------------------------

           None to report

   Item 5  Other Information
   -------------------------

           The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998, included granting the Company the right to exercise discretionary voting authority with respect to certain shareholder proposals that the Company did not have notice within a specified time period prior to the meeting.

           As disclosed in the Company's 1998 Proxy Statement, any shareholder proposals submitted pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act Rule 14a-8"), and intended to be presented at the Company's 1999 Annual Meeting of Shareholders, must be received in writing by the Company at its principal executive offices on or before November 5, 1998 for inclusion in the proxy statement and form of proxy to be distributed by the Board of Directors in connection with such meeting. Any shareholder proposals intended to be presented at the Company's 1999 Annual Meeting, other than shareholder proposals submitted pursuant to Exchange Act Rule 14a-8, must be filed with the Secretary of the Company on or before January 20, 1999. In the event that a shareholder fails to notify the Company by January 20, 1999 of an intent to be present at the 1999 Annual Meeting of Shareholders in order to present a proposal for a vote (other than a proposal submitted pursuant to Exchange Act Rule 14a-8), the Company will have the right to exercise its discretionary authority to vote against the proposal, if presented, without including any information about the proposal in its proxy materials.

                                   Continued


   Item 6  Exhibits and Reports on Form 8-K
   ----------------------------------------

           (a) Exhibit 27 Financial Data Schedule for the nine months ended July 25, 1998 and July 26, 1997

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated    September 4, 1998             /s/ John H. Westerbeke, Jr.
       ---------------------           ----------------------------------------
                                           John H. Westerbeke, Jr.
                                           Chairman of the Board, President and
                                           Principal Executive Officer


Dated    September 4, 1998             /s/ Carleton F. Bryant III
       ---------------------           ----------------------------------------
                                           Carleton F. Bryant III
                                           Executive Vice President, Chief
                                           Operating Officer and Principal
                                           Financial and Accounting Officer