Form 10-K
period 1998-10-24
WESTERBEKE CORP
filed 1999-01-22
CIK 796502

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

(Mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 24, 1998

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

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

Registrant's telephone number, including area code (508) 588 - 7700
                                                   ----------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange on
      Title of each class                         which registered
      -------------------                         -------------------------
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

                                       Yes   X   No
                                           -----    -----

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

      Aggregate market value as of January 14, 1999..........  $2,341,000

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 14, 1999...   1,917,812
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

      Each of the Company's products is covered by a one-year limited warranty covering parts and authorized labor. In addition, the Company offers a five-year limited warranty on certain marine generator sets. Many of the Company's suppliers also warrant their products for parts and labor. Some of the Company's major suppliers warrant their products for the duration of the Company's warranties. The Company believes it has made adequate provisions for warranty claims for the upcoming fiscal year. See
Note 1 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data." The Company's distributors are generally responsible for administering the Company's warranties through the dealer network. See "Marketing and Sales" below.

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

Design and Development
----------------------

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's thirteen person product engineering department, is spent in this area. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more light-weight versions of existing models. In fiscal 1998, the product engineering department focused principally on the modernization of the Company's existing product line and modifications which the Company believes will be required as a result of the emissions standards discussed above. In addition, in response to demand, the Company may expand its engine product line by manufacturing generator sets or propulsion engines with different kilowattage or horsepower than its existing models. The Company intends to introduce upgraded and new models as and when developed.

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

      For the three fiscal years ended October 1998, the Company incurred expenses of approximately $3,129,900 for design and development activities as follows: 1998 - $1,180,900, 1997 - $1,030,300 and 1996 - $918,700. All
these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply
-----------------------------------

      The Company's manufacturing activities are conducted in an approximately 37,500 square foot facility owned by the Company. See "Item 2
- Properties" below. The Company has approximately 61 persons employed in various manufacturing and assembly functions. See "Employees" below.

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

Marketing and Sales
-------------------

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through a sales representative and to distributors. In addition, the Company's two sales managers and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEM's). Direct sales by the Company to OEM's accounted for approximately 40%, 42%, and 34% of total sales for the fiscal years ended October 1998, 1997 and 1996, respectively.

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

      The Company's distributor network consists of 10 domestic and 53 foreign distributors. The Company's domestic distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. Two of the Company's foreign distributors are located and operate in Canada, 17 are located and operate in Europe, seven are located and operate in Central and South America, and ten are located and operate in the Far East. The Company also has distributors in Australia, New Zealand, Pakistan, Egypt, Israel, Bahrain, Bermuda, Tahiti, the British West Indies, the U.S. Virgin Islands, British Virgin Islands, Martinique, St. Maarten, Puerto Rico, Mexico, Maldives and the Netherlands Antilles. Each distributor operates in a specified region under a distribution agreement with the Company which assigns to the distributor the nonexclusive responsibility for sales and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products which compete with the Company's products.

      Sales to international customers totaled $2,305,500 (8.8% of net sales), $2,843,400 (11.5% of net sales) and $2,594,500 (12.6% of net sales)
for the fiscal years ended October 1998, 1997 and 1996, respectively.  See
Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

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

      The Company markets the Westerbeke(R), Universal(R) and Rotary Aire(R) names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Soundings, Motor Boating and Sailing, Sail, Power & Motor Yacht and Cruising World. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings and sponsorship of exhibits at boat shows. During the fiscal years ended October 1998, 1997 and 1996, the Company incurred advertising and promotional expenses of $528,400, $520,900, and $453,200, respectively.

      For the fiscal year ended October 24, 1998, sales to Sea Ray Boats, Inc. and Marysville Marine Distributors, Inc., accounted for approximately 22.0% and 18.0%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company.

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

Employees
---------

      At December 31, 1998, the Company had 104 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:

Name                        Position with the Company        Age
----                        -------------------------        ---

John H. Westerbeke, Jr      Chairman, President and           58
                            Director (Class C)

John H. Westerbeke, Sr      Director (Class C)                89

Carleton F. Bryant, III     Executive Vice President,         53
                            Treasurer, Chief Operating
                            Officer and Secretary

Gerald Bench                Director (Class A)                57

Thomas M. Haythe            Director (Class B)                59

Nicholas H. Safford         Director (Class B)                66

James W. Storey             Director (Class B)                64


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

      Thomas M. Haythe has been a director of the Company since June 1986. Mr. Haythe has been a partner of the law firm of Haythe & Curley since its formation in February 1982. Mr. Haythe is also a director of Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments), Guest Supply, Inc. (provider of hotel guest room amenities, accessories and products) and Ramsay Youth Services, Inc. (provider of youth and educational services).

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

ITEM 2.  PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Avon, Massachusetts in an approximately 37, 500 square foot facility owned by the Company. The Company also leases a warehouse of approximately 26,000 square feet. Management believes that the Company's present facilities are sufficient for the production of its products in the foreseeable future. Any future expansion will be dependent upon future growth in demand for the Company's products. Annual warehouse rent was approximately $141,300 in fiscal 1998 and $137,200 in fiscal 1997. See Notes 8 and 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

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


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 14, 1999, there were approximately 149 shareholders of record. The following table sets forth the range of high and low sales prices per share of the Company's Common Stock from October 27, 1996 through October 24, 1998, on the NASDAQ.

                                           Common Stock Prices
                                             High        Low
                                             ----        ---

FISCAL 1997
  First Quarter (October 27, 1996 to
   January 25, 1997)                        $2.875     $2.375

  Second Quarter (January 26, 1997 to
   April 26, 1997)                           3.312      2.750

  Third Quarter (April 27, 1997 to
   July 26, 1997)                            3.750      2.750

  Fourth Quarter (July 27, 1996 to
   October 25, 1997)                         5.469      3.500

FISCAL 1998
  First Quarter (October 26, 1997 to
   January 24, 1998)                        $4.750     $3.750

  Second Quarter (January 25, 1998 to
   April 25, 1998)                           4.250      3.250

  Third Quarter (April 26, 1998 to
   July 25, 1998)                            4.000      2.938

  Fourth Quarter (July 26, 1998 to
   October 24, 1998)                         3.375      2.625


      On January 14, 1999, the last high and low sales price for the Company's Common Stock were $2.906 and $2.906, respectively.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

                      ITEM 6.  SELECTED FINANCIAL DATA.

               Five Year Comparison of Selected Financial Data

                                       October 24,    October 25,    October 26,    October 28,    October 29,
                                          1998           1997           1996           1995           1994
                                       -----------------------------------------------------------------------
For the Year:                                         (In thousands, except for per share amount)

Net sales                                $26,202        $24,620        $20,653        $18,794        $15,038
Gross profit                               5,966          5,556          4,778          4,292          3,399
Selling, general and
 administrative expense                    3,684          3,106          2,672          2,514          2,223
Research and development expense           1,181          1,030            919            679            488

Income from operations                     1,100          1,420          1,187          1,099            688
Interest (income) expense                     10             71            (47)           (43)           (19)

Income before cumulative effect of
 change in accounting principle              644            799            737            698            432

Net income                                   644            799            737            698            633

Income per share before
 cumulative effect of
 change in accounting method                0.31           0.37           0.33           0.31           0.19

Net income per share, diluted*              0.31           0.37           0.33           0.31           0.28

At end of year:
Total assets                             $14,670        $14,811        $12,681        $10,999        $10,264
Working capital                            5,650          5,800          6,315          5,908          5,733
Long-term liabilities                        893          1,069            520            189            267
Stockholders' equity                      10,719         10,136          9,841          9,091          8,319

<F*>  See Note 1 of Notes to Consolidated Financial Statements.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

The following table sets forth, for the years indicated, the percentages which the following items in the Consolidated Statements of Operations bear to Net Sales.

                                                               Years Ended
                                                -----------------------------------------
                                                October 24,    October 25,    October 26,
                                                   1998           1997           1996
                                                -----------------------------------------

Net sales                                         100.0%         100.0%         100.0%

Gross profit                                       22.8           22.6           23.1

Selling, general and administrative expense        14.1           12.6           12.9

Research and development expense                    4.5            4.2            4.4

Income from operations                              4.2            5.8            5.7

Interest income (expense), net                      0.0           (0.3)           0.2

Provision for income taxes                          1.7            2.2            2.4

Net income                                          2.5            3.2            3.6


Fiscal 1998 compared to Fiscal 1997
-----------------------------------

Net sales increased $1,581,700 or 6.4% in fiscal 1998 as compared to fiscal 1997. The increase was attributable to higher unit sales of the Company's marine generators, primarily the result of more favorable economic conditions benefiting the pleasure boat industry. International sales were $2,305,500 in 1998, representing 8.8% of net sales, as compared to $2,843,400 in 1997, or 11.5% of net sales. The decrease in 1998 was the result of less than favorable economic conditions in the Far East.

Gross profit increased $409,400 or 7.4% in fiscal 1998 as compared to fiscal 1997. Gross profit as a percentage of sales increased to 22.8% in fiscal 1998 as compared to 22.6% in fiscal 1997.

Selling, general and administrative expense increased $578,600 or 18.6% in fiscal 1998 as compared to fiscal 1997. The increase was primarily the result of higher legal costs associated with the legal proceeding against one of its former "long block" suppliers and also an increase in the warranty expense during the year.

Research and development expense increased $150,600 or 14.6% in fiscal 1998 as compared to fiscal 1997. The increase is due to additional engineering personnel, education and training expenses and costs associated with bringing the replacement "long block" engines into full production. The Company also experienced increased costs to comply with federal and state exhaust requirements for existing and new engines. See "Business - Governmental Regulation."

Net interest expense was $9,900 in fiscal 1998 compared to $71,000 in fiscal 1997. The decrease is primarily due to a decrease in the loan balance used for operating purposes during the year.

The Company's income tax expense in fiscal 1998 was $446,700 as compared to $550,000 in fiscal 1997.

The Company's net income was $643,500 as compared to $798,900 in fiscal 1997. The decrease is mainly attributable to the increase in selling, general and administrative expenses.

The Company is currently renegotiating its exclusive agreement with its largest customer. The existing agreement will expire on June 30, 1999. The Company cannot predict the results of these negotiations. The loss of the revenues associated with this agreement would have a material effect on the Company's operating results and financial condition if the Company was unable to replace the business and or reduce operating expenses.

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

One of the Company's vendors of "long block" engines stopped supplying engines to the Company in fiscal 1997. The Company's existing inventory of this vendor's engines was nearly exhausted at the end of the fiscal year. The Company was able to obtain similar "long block" engines from another source, but there have been, and will continue to be, added costs associated with making this change. A portion of the costs to obtain replacement "long block" engines from another supplier and to develop replacement products based on those engines are reflected in the decreased gross profit as a percentage of sales and in the increased research and development costs experienced in fiscal 1997. The Company anticipates that there will be added costs in fiscal 1998 associated with bringing the new products into full production and introducing them to the market, which will adversely affect gross margins and research and development costs.

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

Liquidity and Capital Resources
-------------------------------

During fiscal 1998, net cash provided by operations was $1,191,600 as compared to $924,000 in fiscal 1997. The decrease in inventories and the increase in accounts payable is primarily the result of the timing of engine purchase order receipts.

During fiscal 1998 and 1997, the Company purchased property, plant and equipment of $444,300 and $578,000, respectively. The Company plans capital spending of approximately $500,000 on machinery and equipment during fiscal 1999.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1998, and will expire on March 31, 1999. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 24, 1998, the Company had approximately $3,459,300 in unused borrowing capacity under the Credit Agreement and approximately $150,900 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan bearing a fixed interest rate of 8.11%. At October 24, 1998, the outstanding principal amount was $220,800.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.08%. As of October 24, 1998, the outstanding principal amount was $275,900.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1999.

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products in fiscal 1998.

Year 2000 Compliance
--------------------

The Company is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000 Issue." It is the belief of the Company's management that it has a prudent plan to address these issues within the Company and with its suppliers. The components of the Company's plan include an assessment of internal systems for modification and/or replacement, communication with vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of the Company's production equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; and the development of a contingency plan.

  State of Readiness

The Company has developed a plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do, the Company believes that it is on track towards a timely completion.

  Internal Systems (Information Technology)

The Company is in the process of completing its assessment of all information technology systems that could be significantly affected by the Year 2000 issue. The assessment has indicated that certain systems are already Year 2000 compliant while others are still in the process of being remediated. The Company has received from its software vendor the updated software necessary to make its operating system Year 2000 compliant, which the Company anticipates will be installed by the end of its second quarter.

  Suppliers

The Company is in the process of communicating with its external vendors to gain an understanding of their readiness to maintain an uninterrupted supply of goods and services to the Company. The Company has identified vendors it views as critical to its business. The Company is defining a critical vendor as one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver and collect payment. To date, the Company is not aware of any supplier with a Year 2000 issue that would materially impact the results of operations, liquidity or capital resources. However, the Company has no means of ensuring that suppliers will be Year 200 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

  Production Equipment

The Company has completed an inventory of production equipment currently used at the Company. The Company has determined the Year 2000 readiness of its equipment through communication with the equipment manufacturers and testing where appropriate. The Company is not aware of any production equipment that is effected by the Year 2000 issue.

  Facility Related Issues

The Company is in the process of evaluating facilities related equipment with the potential for Year 2000 related failures. The Company will determine the Year 2000 readiness of its equipment through communication with the equipment manufacturers and testing where appropriate. It is the Company's intention to repair or replace non-compliant equipment prior to operating difficulties. The Company, as in most companies, remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that it has a prudent approach towards evaluating facilities equipment, however, it may be impracticable or impossible to test certain items of equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible interruption of security, heating, telephone and other services.

  Costs

The Company is evaluating the total cost of Year 2000 compliance. At this time, the Company estimates the total cost of Year 2000 related activities to be approximately $75,000. This amount is not incremental spending and has been budgeted within the normal magnitude of Information Technology spending. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

  Contingency Plan

Although the Company believes that it is taking prudent action related to the identification and resolution of issues related to the Year 2000, its assessment is still in progress. The Company may never be able to know with certainty whether certain key vendors are compliant. Failure of key vendors to make their computer systems Year 2000 compliant could result in delayed deliveries of products to the Company. If such delays are extended they could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company continues to evaluate the risks associated with potential Year 2000 related failures. As it better understands the risks within its unique set of business partners, production processes, and internal systems, it will develop a formal contingency plan outlined by April 1999. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its Information Technology systems, non-Information Technology systems, its vendors, its customers, and other parties.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.






                    WESTERBEKE CORPORATION AND SUBSIDIARY

                    -------------------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS

                    For the years ended October 24, 1998,
                    October 25, 1997 and October 26, 1996


KPMG Peat Marwick LLP

      99 High Street       Telephone 617 988 1000       Telefax 617 988 0800
      Boston, MA 02110-2371



                        Independent Auditors' Report
                        ----------------------------


To the Board of Directors and Stockholders of Westerbeke Corporation:

We have audited the accompanying consolidated balance sheets of Westerbeke Corporation and subsidiary as of October 24, 1998 and October 25, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended October 24, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westerbeke Corporation and subsidiary as of October 24, 1998 and October 25, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 24, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       By /s/ KPMG Peat Marwick LLP
                                       ----------------------------


Boston, Massachusetts
December 23, 1998



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                        October 24,     October 25,
                                                                           1998            1997
                                                                        -----------     -----------

ASSETS
Current assets:
  Cash and cash equivalents                                             $   101,900     $   156,900
  Accounts receivable, net of allowance for doubtful accounts
   of $59,200 and $63,900, respectively (Note 2)                          2,292,900       1,949,000
  Inventories (Note 3)                                                    5,391,600       6,254,300
  Prepaid expenses and other assets                                         343,000         301,600
  Prepaid income taxes                                                            -         212,000
  Deferred income taxes (Note 9)                                            578,600         532,200
                                                                        ---------------------------
      Total current assets                                                8,708,000       9,406,000

Property, plant and equipment, net (Notes 4,8 and 10)                     2,161,500       2,139,300
Other assets, net (Note 5)                                                2,002,100       1,597,100
Investments in marketable securities (Note 1)                             1,690,700       1,545,500
Note receivable - related party (Note 6)                                    108,000         122,800
                                                                        ---------------------------
                                                                        $14,670,300     $14,810,700
                                                                        ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Notes 8 and 10)                    $   189,700     $   213,100
  Revolving demand note payable (Note 7)                                    200,000         600,000
  Accounts payable                                                        1,905,900       2,227,900
  Accrued expenses and other liabilities                                    668,900         564,600
  Accrued income taxes (Note 9)                                              93,900               -
                                                                        ---------------------------
      Total current liabilities                                           3,058,400       3,605,600
                                                                        ---------------------------

Deferred income taxes (Note 9)                                              154,900         304,200
Deferred compensation                                                       320,700         159,600
Long-term debt, net of current portion (Notes 8 and 10)                     417,400         605,400
                                                                        ---------------------------
                                                                            893,000       1,069,200
                                                                        ---------------------------
Commitments and contingencies (Notes 7 and 10)

Stockholders' equity (Notes 11 and 12):
  Common stock, $.01 par value; authorized 5,000,000 shares; issued
   2,185,950 shares in 1998 and 2,156,950 in 1997.                           21,900          21,600
  Additional paid-in-capital                                              6,025,300       5,996,600
  Unrealized gain on marketable securities (Note 1)                         151,200         240,700
  Retained earnings                                                       5,276,500       4,633,000
                                                                        ---------------------------
                                                                         11,474,900      10,891,900
  Less - Treasury shares at cost, 268,138 shares in 1998 and 1997           756,000         756,000
                                                                        ---------------------------
      Total stockholders' equity                                         10,718,900      10,135,900
                                                                        ---------------------------
                                                                        $14,670,300     $14,810,700
                                                                        ===========================


The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended
                                                   -----------------------------------------
                                                   October 24,    October 25,    October 26,
                                                      1998           1997           1996
                                                   -----------    -----------    -----------


Net sales (Note 2)                                 $26,202,000    $24,620,300    $20,652,900

Cost of sales                                       20,236,500     19,064,200     15,874,900
                                                   -----------------------------------------

  Gross profit                                       5,965,500      5,556,100      4,778,000

Selling, general and administrative expense          3,684,500      3,105,900      2,672,100

Research and development expense                     1,180,900      1,030,300        918,700
                                                   -----------------------------------------

  Income from operations                             1,100,100      1,419,900      1,187,200

Interest income (expense), net                          (9,900)       (71,000)        47,400
                                                   -----------------------------------------

  Income before income taxes                         1,090,200      1,348,900      1,234,600

Provision for income taxes (Note 9)                    446,700        550,000        497,200
                                                   -----------------------------------------

Net income                                         $   643,500    $   798,900    $   737,400
                                                   =========================================


Income per common share, basic                     $       .34    $       .40    $       .36
                                                   =========================================
Income per common share, diluted                   $       .31    $       .37    $       .33
                                                   =========================================

Weighted average common shares - diluted basic       1,914,546      1,995,155      2,072,092
                                                   =========================================

Weighted average common shares - diluted             2,077,125      2,159,114      2,248,678
                                                   =========================================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Three years ended October 24, 1998

                                                        Additional    Unrealized Gain                                 Total
                                    Common Stock         Paid-in       on Marketable     Retained     Treasury    Stockholders'
                                 Shares      Amount      Capital        Securities       Earnings      Stock         Equity
                                -----------------------------------------------------------------------------------------------

October 28, 1995                2,064,650    $20,600    5,902,100          71,200        3,096,700           -      9,090,600
Exercise of stock options          58,300        600       57,700               -                -           -         58,300
Repurchase of 44,400 shares             -          -            -               -                -    (133,200)      (133,200)
Unrealized gain on
 marketable securities                  -          -            -          87,900                -           -         87,900
Net Income                              -          -            -               -          737,400           -        737,400
                                ---------------------------------------------------------------------------------------------
October 26, 1996                2,122,950     21,200    5,959,800         159,100        3,834,100    (133,200)     9,841,000
Exercise of stock options          34,000        400       36,800               -                -           -         37,200
Repurchase of 223,738 shares            -          -            -               -                -    (622,800)      (622,800)
Unrealized gain on
 marketable securities                  -          -            -          81,600                -           -         81,600
Net Income                              -          -            -               -          798,900           -        798,900
                                ---------------------------------------------------------------------------------------------
October 25,1997                 2,156,950     21,600    5,996,600         240,700        4,633,000    (756,000)    10,135,900
Exercise of stock options          29,000        300       28,700               -                -           -         29,000
Unrealized loss on
 marketable securities                  -          -            -         (89,500)               -           -        (89,500)
Net Income                              -          -            -               -          643,500           -        643,500
                                ---------------------------------------------------------------------------------------------

October 24, 1998                2,185,950    $21,900    6,025,300         151,200        5,276,500    (756,000)    10,718,900
                                =============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended
                                                     -----------------------------------------
                                                     October 24,    October 25,    October 26,
                                                        1998           1997           1996
                                                     -----------------------------------------

Cash flows from operating activities:
Net income                                           $  643,500     $   798,900    $   737,400
  Reconciliation of net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                       428,800         417,700        404,700
    Loss on disposal of fixed assets                     15,000               -              -
    Deferred income taxes                              (195,700)         87,500       (143,500)
    Changes in operating assets and liabilities:
      Accounts receivable                              (343,900)        369,500       (777,100)
      Inventories                                       862,700        (826,300)    (1,114,500)
      Prepaid expenses and other assets                 (41,400)        (52,600)      (114,900)
      Prepaid income taxes                              212,000        (212,000)             -
      Other assets                                     (426,700)       (414,200)       (85,500)
      Accounts payable                                 (322,000)        597,600        552,700
      Accrued expenses and other liabilities            104,300           7,200        177,000
      Deferred compensation                             161,100         159,600              -
      Accrued income taxes payable                       93,900          (8,900)      (217,400)
                                                     -----------------------------------------
Net cash provided (used) by operating activities      1,191,600         924,000       (581,100)
                                                     -----------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment            (444,300)       (578,000)      (570,400)
  Proceeds from payment of note receivable -
   related party                                         14,800          13,800         12,800
  Investment in marketable securities                  (234,700)       (541,700)      (348,300)
                                                     -----------------------------------------
Net cash used in investing activities                  (664,200)     (1,105,900)      (905,900)
                                                     -----------------------------------------

Cash flows from financing activities:
  Exercise of stock options                              29,000          37,200         58,300
  Net (repayments) borrowings under revolving
   demand note                                         (400,000)        600,000              -
  Purchase of treasury stock                                  -        (622,800)      (133,200)
  Proceeds from equipment line                                -         300,000        491,600
  Principal payments on long-term debt and
   capital lease obligations                           (211,400)       (176,100)       (51,400)
                                                     -----------------------------------------
Net cash provided (used) by financing activities       (582,400)        138,300        365,300
                                                     -----------------------------------------

Decrease in cash and cash equivalents                   (55,000)        (43,600)    (1,121,700)
Cash and cash equivalents, beginning of year            156,900         200,500      1,322,200
                                                     -----------------------------------------
Cash and cash equivalents, end of year               $  101,900     $   156,900    $   200,500
                                                     =========================================

Supplemental cash flow disclosures:
  Interest paid                                      $  167,600     $   136,600    $    24,900
    Income taxes paid                                $  266,000     $   849,000    $   857,900
Supplemental disclosures of non-cash flow items:
  Equipment purchase under capital lease                      -     $   175,000              -
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes        $  (89,500)    $    81,600    $    87,900
                                                     =========================================


The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 24, 1998, October 25, 1997 and October 26, 1996

1.  Summary of Significant Accounting Policies:

The Company is primarily engaged in the business of designing, manufacturing and marketing marine engine and air-conditioning products.

Principles of Consolidation

The consolidated financial statements include the accounts of Westerbeke Corporation (the "Company"), and its wholly owned subsidiary, Westerbeke International, Inc. (a foreign sales corporation). Westerbeke
International, Inc. was inactive during fiscal years 1998, 1997, and 1996.

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

Investments in Marketable Securities

Marketable investment securities at October 24, 1998 and October 25, 1997 consist of equity securities in various mutual funds. The Company employs the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement
115). Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

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

Dividend and interest income are recognized when earned. Realized gains and losses, if any, for securities classified as available-for-sale are included in earnings with cost determined using the specific identification method.

Marketable investment securities at October 24, 1998 include equity securities, principally mutual funds for which the Company has both intent and ability to hold. Equity securities are stated at the fair market value at October 24, 1998 and at October 25, 1997. The total cost of the marketable securities at October 24, 1998 was $1,437,500. The total cost of marketable securities at October 25, 1997 was $1,139,300. Unrealized holding gains in investment securities, net of income taxes, at October 24, 1998 and October 25, 1997 were $151,200 and $240,700, respectively.

Inventories

Inventories are valued at the lower of cost (determined on the last-in, first-out method) or market.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Product Warranty Cost

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $330,000 and $225,000 is included in accrued expenses and other liabilities at October 24, 1998 and October 25, 1997, respectively.

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

                                          For the Twelve Months Ended
                          October 24, 1998                           October 25, 1997
                 ----------------------------------         ----------------------------------
                  Income                     Net             Income                     Net
                 per share     Shares       Income          per share     Shares       Income
                 ----------------------------------------------------------------------------

Basic              $ .34      1,914,546    $643,500           $ .40      1,995,155    $798,900
Effect of
Stock options       (.03)       162,579           -            (.03)       163,959           -
                   --------------------------------           --------------------------------

Diluted            $ .31      2,077,125    $643,500           $ .37      2,159,114    $798,900


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

2.  Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company. Four customers accounted for approximately 61%, 58% and 56% of Company revenues for the fiscal years ended 1998, 1997 and 1996, respectively. The loss of one of these customers could adversely affect the Company's profitability.

Net sales include export sales, primarily to customers in the Far East, Canada and Europe of approximately $2,305,500, $2,843,400 and $2,594,500 for fiscal years ended October 24, 1998, October 25, 1997, and October 26, 1996,
respectively.   In fiscal 1998, three customers accounted for sales in
excess of 10% of net sales as follows: $5,878,000, $4,827,900 and $2,788,500. In fiscal 1997, two customers accounted for sales in excess of 10% of net sales as follows: $5,656,600 and $4,193,700. In fiscal 1996, three customers accounted for sales in excess of 10% of net sales as follows: $3,928,900, $3,819,600 and $2,265,800.

At October 24, 1998, three customers accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $537,700, $490,000, and $308,800. At October 25, 1997, three customers accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows:
$419,200, $357,800, and $355,200. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.

3.  Inventories

Inventories consist of the following:

                   October 24, 1998    October 25, 1997
                   ----------------    ----------------

Raw materials         $4,416,300          $5,065,400

Work-in-process          530,700             601,400

Finished goods           445,000             587,500
                      ----------          ----------
                      $5,391,600          $6,254,300
                      ==========          ==========


The Company uses the last-in, first-out (LIFO) method to value inventory. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $892,500 and $1,165,000 higher at October 24, 1998 and October 25, 1997, respectively, if the first-in, first-out (FIFO) method had been used. In 1998, inventory was reduced resulting in liquidation of LIFO inventory layers. The effect of the inventory reductions was to reduce cost of sales by approximately $176,300. Inventory cost determined on the FIFO method approximates replacement or current cost.

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

4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

                                      October 24, 1998    October 25, 1997
                                      ----------------    ----------------

Land                                     $   48,000          $   48,000
Building and building improvements        1,352,200           1,340,800
Furniture and fixtures                      447,500             443,900
Machinery, patterns and equipment         3,266,800           2,822,900
Transportation equipment                     51,500              11,700
Leasehold improvements                       20,400              20,400
Equipment under capital lease               594,200           1,020,400
                                      ---------------------------------
                                          5,780,600           5,708,100
Less accumulated depreciation             3,619,100           3,568,800
                                      ---------------------------------
                                         $2,161,500          $2,139,300
                                      =================================


The Company incurred depreciation expense of approximately $407,100, $396,000, and $383,000 for fiscal years 1998, 1997, and 1996, respectively.

5.  Other Assets

The Company has entered into a split-dollar insurance arrangement with John
H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company, as part of his employment agreement (see note 10), pursuant to which the Company will pay the premium costs of certain life insurance policies. Upon surrender of the policies or payment of the death benefit, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke Jr. or his beneficiaries. Included in other assets at October 24, 1998 and October 25, 1997 is $1,345,000 and $1,200,000,
respectively, which represents the cumulative value of insurance premiums paid to date.

6.  Note Receivable-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company. The principal amount of the secured loan at October 24, 1998 and October 25, 1997 was $108,000 and $122,800, respectively. The loan was used by Mr. Westerbeke, Jr. to purchase a 40 foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke, Jr. pursuant to a lease expiring in July 1999 at a rental of $2,660 per month (see Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.

7.  Revolving Demand Note Payable

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1998 and will expire on March 31, 1999. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 24, 1998, the Company had approximately $3,459,300 in unused borrowing capacity under the Credit Agreement and approximately $150,900 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.


8.  Long-Term Debt

                                                 October 24, 1998    October 25, 1997
                                                 ----------------    ----------------

Mortgage note with an interest rate of 5 1/2%
 with repayment terms through August 1998.                  -            $ 21,300

Term Loan with an interest rate of 8.08% in
 1998 and 8.96% in 1997, with repayment
 terms through July 2001.                            $275,900             375,000

Capital Lease with an interest rate of 8.75%
 with repayment terms through September 2001.         110,400             142,200

Term Loan with an interest rate of 8.11% in
 1998 and 8.75% in 1997, with repayment
 terms through June 2002.                             220,800             280,000
                                                 --------------------------------
                                                      607,100             818,500
Less current portion                                  189,700             213,100
                                                 --------------------------------
                                                     $417,400            $605,400
                                                 ================================


On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year term loan in the principal amount of $491,600. As of October 24, 1998, the outstanding principal amount was $275,900.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan. At October 24, 1998, the outstanding principal amount was $220,800.

Aggregate maturities of long-term debt for each of the ensuing five years are as follows:

            Year              Amount
            ----              ------

            1999             $189,700
            2000              192,900
            2001              176,500
            2002               48,000
                             --------
                             $607,100


9.  Income Taxes

Income tax expense attributable to income from continuing operations consists of:

                                        Years Ended
                  --------------------------------------------------------
                  October 24, 1998    October 25, 1997    October 26, 1996
                  ----------------    ----------------    ----------------

Federal:
  Current             $444,000            $483,200            $486,700
  Deferred            (111,500)            (59,700)           (109,600)
                      -------------------------------------------------
                       332,500             423,500             377,100
                      ------------------------------------------------

State:
  Current              134,800             144,900             154,000
  Deferred             (20,600)            (18,400)            (33,900)
                      -------------------------------------------------
                       114,200             126,500             120,100
                      -------------------------------------------------
      Total           $446,700            $550,000            $497,200
                      =================================================


The Company has no available book or tax net operating loss carryforwards.

The Internal Revenue Service is currently reviewing the Company's fiscal 1995, 1996 and 1997 tax returns. The Company does not believe the outcome of such audit will have a material effect on its financial condition.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                                      Years Ended
                                --------------------------------------------------------
                                October 24, 1998    October 25, 1997    October 26, 1996
                               ---------------------------------------------------------

Provision at statutory rate         $370,700            $458,600            $419,800

State tax provision,
 net of federal tax benefit           75,400              83,500              79,300
Other, net                               600               7,900              (1,900)
                                    ------------------------------------------------
Total                               $446,700            $550,000            $497,200
                                    ================================================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 24, 1998, and October 25, 1997 are presented below.

                                            October 24, 1998     October 25, 1997
                                            -------------------------------------

Deferred tax assets:
  Accounts receivable reserve                  $ 112,400            $  66,000
  Inventory reserves and capitalization          333,300              324,100
  Accrued bonus                                  144,400               51,500
  Warranty reserve                               132,900               90,600
                                               ------------------------------
      Total gross deferred tax assets            723,000              532,200
                                               ------------------------------

Deferred tax liabilities:
  Fixed assets, principally due to
   accelerated depreciation methods             (197,300)            (138,600)
  Unrealized gain on marketable securities      (102,000)            (165,600)
                                               ------------------------------
      Total gross deferred tax liabilities      (299,300)            (304,200)
                                               ------------------------------

Net deferred tax assets                        $ 423,700            $ 228,000
                                               ==============================


There was no net change in the total valuation allowance for the year ended October 24, 1998. Management believes that the realization of deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income.

10.  Commitments and Contingencies

Lease Obligations

The Company has lease agreements for a warehouse and certain equipment (see note 6) expiring at various dates through 2001. Rental expense under operating leases was $173,200, $169,100, and $110,300 for the years ended October 24, 1998, October 25, 1997 and October 26, 1996, respectively.

The following capital leases are included in property, plant and equipment:

                                               1998         1997
                                               ----         ----

            Property, plant and equipment    $769,200    $1,020,400
            Less accumulated amortization     627,500       861,200
                                             ----------------------
                                             $141,700    $  159,200
                                             ======================


The future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year                                   Operating
----                                   ---------

1999                                   $60,000
                                       -------

Total future minimum lease payments    $60,000
                                       =======


Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 24, 1998, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $150,900 (see note 7).

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

In March 1996, the board of directors and the stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Option Plan"), under which 150,000 shares of common stock have been made available. As of October 24, 1998, there has been no activity under the 1996 Option Plan.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123 in October 1995, which statement establishes financial accounting and reporting standards for stock based employee compensation plans. The Company has adopted the disclosure requirements of SFAS No.123 and continues to apply the accounting provisions of Opinion No.25 of the Accounting Principles Board. Accordingly, the adoption of SFAS No.123 has not had a material impact on the Company's consolidated financial statements.
Information for fiscal years 1996, 1997 and 1998, with respect to the Option Plan, is as follows:

                                                        Weighted average
                                                        exercise price of
                                            Shares      shares under plan
                                            ----------------------------

Balance outstanding at October 28, 1995     207,500          $1.105
  Exercised                                 (26,100)          1.000
  Canceled                                   (6,400)          1.000
                                            -------

Balance outstanding at October 26, 1996     175,000           1.125
  Exercised                                 (25,000)          1.125
                                            -------

Balance outstanding at October 25, 1997     150,000           1.125
                                            -------

Balance outstanding and exercisable at
 October 24, 1998                           150,000          $1.125
                                            =======


The outstanding options expire on various dates through May 2003. Options for 88,100 shares are available for future grant under the Option Plan.

The following table summarizes information concerning currently outstanding and exercisable options as of October 24, 1998:

                            Weighted
                             average         Weighted
Range of                    remaining        average                          Weighted
exercise      Number       contractual     outstanding       Options           average
 prices     outstanding    life (years)    option price    exercisable    exercise price
----------------------------------------------------------------------------------------

 $1.125       150,000          4.4            $1.125         150,000          $1.125


Information for fiscal years 1996, 1997, and 1998, with respect to the Supplemental Plan, is as follows:

                                                      Weighted average
                                                       exercise price of
                                           Shares     shares under plan
                                           -----------------------------

Balance outstanding at October 28, 1995    155,300         $1.044
  Exercised                                (32,200)          .961
  Granted                                   33,300          3.000
                                           -------

Balance outstanding at October 26, 1996    156,400         1.478
  Exercised                                 (9,000)        1.000
                                           -------

Balance outstanding at October 25, 1997    147,400         1.507
  Exercised                                (29,000)        1.507
                                           -------

Balance outstanding at October 24, 1998    118,400         1.631
                                          ========

Balance exercisable at October 24, 1998    105,080         $1.294
                                           =======


The following table summarizes information concerning currently outstanding and exercisable options as of October 25, 1997:

                                  Weighted
                                   average         Weighted
      Range of                    remaining        average                          Weighted
      exercise      Number       contractual     outstanding       Options           average
       prices     outstanding    life (years)    option price    exercisable    exercise price
----------------------------------------------------------------------------------------------

$.875 - $3.000      118,400          4.0            $1.631         105,080          $1.294


The outstanding options expire on various dates through June 2006. Options for 41,300 shares are available for future grant under the Supplemental Plan.

Preferred Stock

As of October 24, 1998 and October 25, 1997, 1,000,000 shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.

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

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 24, 1998, there has been no activity under the Purchase Plan.

13.  Employee Benefit Plan

In 1994, the Company started an Employee Deferred Compensation Plan that covers all employees over 21 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on up to 8% of their annual compensation. The Company contributed $38,800, $37,000 and $11,800 for the fiscal years ended October 24, 1998, October 25, 1997 and October 26, 1996, respectively.

14.  Quarterly Financial Data (Unaudited)
     (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 24, 1998 and October 25, 1997 is as follows:

                                                                              Fiscal
Fiscal 1998:                      First      Second     Third      Fourth      Year
                                  ---------------------------------------------------

Net sales                         $4,960     $7,225     $7,622     $6,395     $26,202
Gross profit                         885      1,573      1,863      1,645       5,966
Income (loss) from operations       (142)       348        642        252       1,100
Net income (loss)                    (54)       173        367        158         644
Net income per share, diluted      (0.03)      0.08       0.18       0.08        0.31

                                                                              Fiscal
Fiscal 1997:                      First      Second     Third      Fourth      Year
                                  ---------------------------------------------------

Net sales                         $5,195     $6,975     $6,817     $5,633     $24,620
Gross profit                       1,093      1,627      1,662      1,174       5,556
Income from operations               126        518        558        218       1,420
Net income                            88        289        310        112         799
Net income per share, diluted       0.04       0.14       0.15       0.04        0.37


New Accounting Pronouncements

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe the adoption of SFAS 133 will have a material impact on the financial statements.


                                 SCHEDULE II
                    WESTERBEKE CORPORATION AND SUBSIDIARY

                      VALUATION AND QUALIFYING ACCOUNT
           For the years ended October 24, 1998, October 25, 1997
                            and October 26, 1996


                        Balance at      Charged to     Charged                    Balance
                       Beginning of     Costs and      to Other                   at End
                          Period         Expenses      Accounts    Deductions     of Year

1996
Allowance for
 doubtful accounts       $60,500            -             -            (200)      $60,700


1997
Allowance for
 doubtful accounts       $60,700            -             -          (3,200)      $63,900


1998
Allowance for
 doubtful accounts       $63,900            -             -           4,700       $59,200


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                  PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain biographical information concerning the directors of the Company as of January 1, 1999 is set forth below. Such information was furnished by them to the Company.

                                                          Certain
   Name of Director         Age                   Biographical Information
   ----------------         ---                   ------------------------

GERALD BENCH                57      President and Chief Executive Officer, Hadley Fruit
                                    Orchards, Inc. since November 1996; Consultant,
                                    Hadley Fruit Orchards, Inc. from March 1995 to
                                    November 1996; Partner, ICAP Marine Group
                                    (consulting firm) from November 1993 to February
                                    1995; Chairman and President, TDG Aerospace,
                                    Inc. (manufacturer of aircraft de-icing devices)
                                    from October 1991 to November 1993; President,
                                    Thermion, Inc. (manufacturer of heaters for aircraft
                                    de-icing devices) from April 1990 to September
                                    1991; General Manager, Lermer Corporation
                                    (manufacturer of airline galley equipment) from
                                    June 1989 through March 1990; former Chairman
                                    of the Board, President, Chief Executive Officer
                                    and Director of E&B Marine Inc. (marine supplies
                                    and accessories) from prior to 1988; Director of
                                    the Company since June 1986

THOMAS M. HAYTHE            59      Partner, Haythe & Curley (attorneys) since
                                    February 1982; Director: Novametrix Medical
                                    Systems Inc. (manufacturer of electronic medical
                                    instruments), Guest Supply, Inc. (provider of hotel
                                    guest room amenities, accessories and products)
                                    and Ramsay Youth Services, Inc. (provider of
                                    youth and educational services); Director of the
                                    Company since June 1986.

NICHOLAS H. SAFFORD         66      President, Nicholas H. Safford & Co., Inc.
                                    (investment counselor and private trustee) since
                                    1983 and from 1979 to 1981; former president and
                                    director of Wendell, Safford & Co., Inc.
                                    (investment counseling firm) from 1982 to 1983;
                                    former vice president and director of David L.
                                    Babson & Co., Inc. (investment counseling firm)
                                    prior to 1978; Director of the Company since
                                    February 1991.

JAMES W. STOREY             64      Consultant since January 1993; President,
                                    Wellingsley Corporation (private investment
                                    management company) from December 1986
                                    through December 1992; President and Chief
                                    Executive Officer of Codex Corporation, a
                                    subsidiary of Motorola, Inc. from 1982 to 1986;
                                    Vice President of Motorola, Inc. from 1982 to
                                    1986; Director: Progress Software Corporation
                                    (software); Director of the Company since June
                                    1986.

JOHN H. WESTERBEKE, JR.     58      President of the Company since 1976; Director of
                                    the Company since 1976; Chairman of the Board of
                                    Directors of the Company since June 1986.

JOHN H. WESTERBEKE, SR.     89      Founder of the Company; Presently serving in
                                    various engineering capacities with the Company;
                                    Chairman of the Board of Directors of the
                                    Company from 1946 to June 1986.


      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in Part I hereof.

      The Board of Directors of the Company consists of three classes of directors, Class A, Class B and Class C. Directors in each class are elected for a term of three years. The term of office of the Class A directors will expire at the Annual Meeting of Stockholders to be held in 1999. Class B and Class C directors will be elected at the Annual Meetings to be held in 2000 and 2001, respectively. Mr. Bench is a Class A director, Messrs. Haythe, Safford and Storey are Class B directors and Messrs. Westerbeke, Jr. and Westerbeke, Sr. are Class C directors.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 24, 1998 all
Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal years ended October 24, 1998, October 25, 1997 and October 26, 1996 concerning the compensation paid or awarded to the Chief Executive Officer and the other executive officer of the Company.

                         SUMMARY COMPENSATION TABLE

                                       Fiscal
            Name and                    Year           Annual Compensation
            Principal                   Ended      ---------------------------      All Other
            Position                   October       Salary           Bonus        Compensation
-----------------------------------------------------------------------------------------------

John H. Westerbeke, Jr.                 1998       $214,488(1)     $ 53,838(2)      $31,622(6)
President, Chairman of the Board        1997        206,852(3)      130,447(4)       37,262(6)
of Directors and Class C Director       1996        151,531          80,696(5)       38,647(6)

Carleton F. Bryant, III                 1998       $ 94,500        $ 72,998               -
Executive Vice President,               1997         94,500          44,545               -
Treasurer, Chief Operating Officer      1996         94,500          24,532               -
and Secretary

--------------------
<F1>  Includes $61,842 of salary earned in fiscal year 1998, payment of which has been deferred.
<F2>  Includes a $49,628 bonus earned in fiscal year 1998, payment of which has been deferred.
<F3>  Includes $53,762 of salary earned in fiscal year 1997, payment of which has been deferred.
<F4>  Includes a $125,571 bonus earned in fiscal year 1997, payment of which has been deferred.
<F5>  Includes a $75,000 bonus earned in fiscal year 1996, payment of which has been deferred.
<F6>  Includes amounts ($18,062, $14,750 and $20,357 in fiscal 1998, 1997 and 1996, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 24, 1998, October 25, 1997 and October 26, 1996 for the period from the date on which each premium was paid until March 31, 2001 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid).


      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 24, 1998.

      The following table sets forth the number and value of options exercised by the executive officers named in the Summary Compensation Table during the fiscal year ended October 24, 1998 and the number and value of options held by such executive officers at October 24, 1998.

                     OPTION EXERCISES IN FISCAL 1998 AND
                      OPTION VALUES AT OCTOBER 24, 1998

                                                                                                    Value of
                                                                   Number of                      Unexercised
                                                                  Unexercised                   In-the-Money(1)
                                                                   Options at                      Options at
                                                                October 24, 1998                October 24, 1998
                           Shares Acquired     Value      ----------------------------    ----------------------------
         Name                On Exercise      Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------

John H. Westerbeke, Jr.        20,000         $63,800       150,000            -           $231,300            -

Carleton F. Bryant, III             -               -        75,000            -           $115,600            -


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


Employment Agreements
---------------------

      The Company has an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, which provides for his employment by the Company at an annual base salary, subject to increases based upon the Consumer Price Index and at the discretion of the Company. During fiscal 1998, Mr. Westerbeke's salary was $212,488, which included $61,842 of salary which has been deferred. The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. In September 1996, the Board of Directors established an incentive plan for Mr. Westerbeke pursuant to which Mr. Westerbeke will have an annual bonus opportunity, based on net income and increases in sales, in each of the four years beginning with the 1997 fiscal year. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke as described below. The Agreement may be terminated by the Company upon the disability of Mr. Westerbeke, by the Company with or without cause, and by Mr. Westerbeke in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the Agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three year period and is required to pay any premiums payable on the split-dollar life insurance policies on his life for a three year period. Under the Agreement, Mr. Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment.

      The Company has entered into a split-dollar insurance arrangement with Mr. Westerbeke, Jr., pursuant to which the Company will pay the premium costs of certain life insurance policies that pay a death benefit of not less than $4,889,403 in the aggregate upon the death of Mr. Westerbeke.
Upon surrender of the policies or payment of the death benefit thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke or his beneficiaries. See footnote (6) to the "Summary Compensation Table" above for further information on premium payments made by the Company.

      The Company has an agreement with Carleton F. Bryant, III, the Executive Vice President, Treasurer and Chief Operating Officer of the Company, which provides for his employment by the Company at an annual salary of $94,500. Under a related agreement Mr. Bryant agrees not to compete with the Company for a period of three years following the termination of his employment.

      The Company has an agreement with John H. Westerbeke, Sr., a director of the Company, which provides for his employment by the Company at an annual salary of $35,000 until Mr. Westerbeke, Sr. retires. This agreement also provides that following his retirement, Mr. Westerbeke, Sr. will act as consultant to the Company at an annual consulting fee of $30,000. The Company paid Mr. Westerbeke, Sr. $35,000 during fiscal 1998.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 1999, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholding as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.


                                            Shares of Common Stock
Name and Address                            Owned Beneficially         Percent of Class
----------------                            ----------------------     ----------------

Paul B. Luber.............................         133,255(1)                6.9%
  4201 North Oakland Avenue
  Shorewood, Wisconsin 53211

Gerald Bench..............................           6,660(2)                 *
  17 1/2 Passaic Avenue
  Spring Lake, New Jersey 07762

Thomas M. Haythe..........................          11,660(3)                 *
  237 Park Ave.
  New York, New York 10017

Nicholas H. Safford.......................          10,100(4)                 *
  9 Cleaves Street
  Rockport, Massachusetts 01966


James W. Storey...........................          15,660(5)                 *
  3 Saddle Ridge Road
  Dover, Massachusetts 02030

John H. Westerbeke, Jr....................       1,248,250(6)               60.4%
  Avon Industrial Park
  Avon, Massachusetts 02322

John H. Westerbeke, Sr....................               0                    -
  Avon Industrial Park
  Avon, Massachusetts 02322

Carleton F. Bryant, III...................          75,000(7)                3.8%
  Avon Industrial Park
  Avon, Massachusetts 02322

All Directors and Officers as a Group            1,367,330(2)               62.9%
 (seven persons)                                 (3)(4)(5)(6)(7)

--------------------
<F*>  Less than one percent.
<F1>  Information as to these holdings is based upon a report on Schedule
      13D filed with the Securities and Exchange Commission by Mr. Paul B. Luber. Such report indicates that Mr. Luber has sole voting and dispositive power with respect to 133,255 shares, of which 53,555 shares are directly owned by Mr. Luber and 79,700 shares are owned by Great Lakes Capital Holdings, LLP, a limited liability partnership of which Mr. Luber is a general partner.
<F2>  Consists of 6,660 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bench.
<F3>  Includes 6,660 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.
<F4>  Consists of 10,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Safford.
<F5>  Includes 6,660 shares issuable upon the exercise of presently exercisable stock options held by Mr. Storey.
<F6>  Includes 150,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Westerbeke, Jr.
<F7>  Consists of 75,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bryant.


      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 1999.


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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  1.  Financial Statements:

          Included in PART II of this report:                     Page
                                                                  ----

          Report of KPMG Peat Marwick LLP...................       25

          Consolidated Balance Sheets at
          October 24, 1998 and October 25, 1997.............       26

          Consolidated Statements of Operations
          for the three years in the period ended
          October 24, 1998..................................       27

          Consolidated Statements of Changes in
          Stockholders' Equity for the three years
          in the period ended October 24, 1998..............       28

          Consolidated Statements of Cash Flow
          for the three years in the period ended
          October 24, 1998..................................       29

          Notes to Consolidated Financial Statements........       30

          2.  Financial Statement Schedule:

          Included in PART II of this report:

          Schedule II - Valuation and Qualifying
          Account for the three years in the period
          ended October 24, 1998............................       42

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

          (b)  Current Reports on Form 8-K:

               During the fiscal quarter ended October 24, 1998, the Company did not file any Current Reports on Form 8-K.

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

Dated:  January 22, 1999

                                       WESTERBEKE CORPORATION


                                       By /s/ John H. Westerbeke, Jr.
                                          ---------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board
                                          and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 22, 1999
                                       By /s/ John H. Westerbeke, Jr.
                                          ---------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer

Dated:  January 22, 1999               By /s/ Carleton F. Bryant III
                                          --------------------------
                                          Carleton F. Bryant III
                                          Executive Vice President,
                                          Chief Operating Officer and
                                          Principal Financial
                                          and Accounting Officer

Dated:  January 22, 1999               By /s/ Gerald Bench
                                          ----------------
                                          Gerald Bench
                                          Director

Dated:  January 22, 1999               By /s/ Thomas M. Haythe
                                          --------------------
                                          Thomas M. Haythe
                                          Director

Dated:  January 22, 1999               By /s/ Nicholas H. Safford
                                          -----------------------
                                          Nicholas H. Safford
                                          Director

Dated:  January 22, 1999               By /s/ James W. Storey
                                          -------------------
                                          James W. Storey
                                          Director

Dated:  January 22, 1999               By /s/ John H. Westerbeke , Sr.
                                          ----------------------------
                                          John H. Westerbeke, Sr.
                                          Director


                              Index to Exhibits
                              -----------------

Exhibit
   No.                       Name of Exhibit                         Page
-------                      ---------------                         ----

 2          Agreement and Plan of Merger between the Company
            and J.H. Westerbeke Corporation, a Massachusetts
            corporation..........................................    (1)

 3(a)       Certificate of Incorporation of the Company (as
            amended).............................................    (1)

 3(b)       By-Laws of the Company...............................    (2)

10(a)       Agreement dated as of June 30, 1986 by and
            between the Company and John H. Westerbeke, Sr.......    (1)

10(b)       1986 Stock Option Plan of the Company as
            amended on January 6, 1987 and on May 26, 1988.......    (2)

10(c)       1986 Employee Stock Purchase Plan of the
            Company..............................................    (1)

10(d)       Supplemental Stock Option Plan of the
            Company..............................................    (2)

10(e)       1996 Stock Option Plan of the Company................    (5)

10(f)       Agreement dated as of June 1, 1986 by and among
            the Company, Ruth A. Westerbeke, John H.
            Westerbeke, Jr., John H. Westerbeke, Sr. and
            Ruth A. Westerbeke, as trustees......................    (1)

10(g)       Form of Agreement with Distributors -
            Domestic.............................................    (3)

10(h)       Form of Agreement with Distributors -
            International........................................    (1)

10(i)       Supplemental Medical Insurance Policy................    (1)

10(j)       Letter Agreement dated March 20, 1996 between
            the Company and State Street Bank and Trust
            Company..............................................    (5)

10(k)       Note of the Company dated March 29, 1996,
            due March 31, 1997 in the principal amount of
            $3,000,000 payable to the order of State Street
            Bank and Trust Company...............................    (5)

10(l)       Loan Facility Agreement dated January 23, 1996
            between the Company and State Street Bank
            and Trust Company....................................    (4)

10(m)       Security Agreement dated January 23, 1996
            by the Company in favor of State Street Bank
            and Trust Company....................................    (4)

10(n)       Note of the Company dated January 23, 1996,
            due June 30, 2001 in the principal amount of
            $500,000 payable to the order of State Street Bank
            and Trust Company....................................    (4)

10(o)       Asset Purchase Agreement dated as of January 5,
            1990 by and among the Company, Westerbeke
            Rotary Aire, Inc., Rotary Marine, Inc., Eugene
            Whipp and Arville J. Collins.........................    (2)

10(p)       Convertible Subordinated Note of the Company
            and Westerbeke Rotary Aire, Inc. dated January 5,
            1990 in the principal amount of $115,000 payable
            to Rotary Marine, Inc................................    (2)

10(q)       Lease dated November 4, 1987 by and between
            GBD/Odyssey Associates Limited Partnership and
            the Company..........................................    (2)

10(r)       Lease Amendment Agreement dated April 29, 1991
            by and between GBD/Odyssey Associates Limited
            Partnership and the Company..........................    (5)

10(s)       Third Lease Amendment Agreement dated February
            20, 1996 by and between GBD/Odyssey Associates
            Limited Partnership and the Company..................    (5)

10(t)       Subordination, Nondisturbance and Attornment
            Agreement dated November 8, 1994 by and among
            the Company, New Avon Limited Partnership and
            UNUM Life Insurance Company of America...............    (2)

10(u)       Lease dated January 22, 1997 by and between
            New Avon Limited Partnership and
            the Company..........................................    (6)

10(v)       Loan Facility Agreement dated April 25, 1997
            between the Company and State Street Bank
            and Trust Company....................................    (6)

10(w)       Note of the Company dated April 25, 1997,
            due June 30, 2002 in the principal amount of
            $300,000 payable to the order of State Street Bank
            and Trust Company....................................    (6)

10(x)       Letter Agreement dated April 25, 1997 between
            the Company and State Street Bank and Trust
            Company..............................................    (6)

10(y)       Note of the Company dated April 4,1997,
            due March 31, 1998 in the principal amount of
            $4,000,000 payable to the order of State Street
            Bank and Trust Company...............................    (6)

10(z)       Loan Facility Agreement dated April 23, 1998
            between the Company and State Street Bank
            and Trust Company....................................    (7)

10(aa)      Letter Agreement dated April 8, 1998 between
            the Company and State Street Bank and Trust
            Company..............................................    (7)

10(bb)      Note of the Company dated April 3,1998,
            due March 31, 1999 in the principal amount of
            $4,000,000 payable to the order of State Street
            Bank and Trust Company...............................    (7)

21          Subsidiary of the Company............................

23          Consent of KPMG Peat Marwick LLP.....................

24          Power of Attorney....................................    (See Page 55
                                                                     of Annual
                                                                     Report on
                                                                     Form 10-K)
27          Financial Data Schedule..............................

--------------------
<F1>  Incorporated by reference to Exhibits to Registration Statement
      No. 33-6972 filed with the Securities and Exchange Commission.
<F2>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 29, 1994.
<F3>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 28, 1995.
<F4>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended January 27, 1996.
<F5>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 26, 1996.
<F6>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended April 26, 1997.
<F7>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended April 25, 1998.