Form 10-Q
period 1999-01-23
WESTERBEKE CORP
filed 1999-03-08
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:        January 23, 1999
                                              ----------------

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to

       Commission file number        0-15046
                                     -------

                           Westerbeke Corporation
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                      04-1925880
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                      Identification No.)

Avon Industrial Park, Avon, Massachusetts                     02322
----------------------------------------------------------------------------
 (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code    (508) 588-7700
                                                      --------------

                                  No Change
----------------------------------------------------------------------------
             (Former name, former address and former fiscal year
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No
                                 ---        ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    Outstanding at
        Class                        March 1, 1999
        -----                       --------------
    Common Stock, $.01 par value       1,917,812


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                Page

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

        Consolidated Balance Sheets as of January 23 1999
         And October 24, 1998                                    3

        Consolidated Statements of Operations for the three
         months ended January 23, 1999 and January 24, 1998      4

        Consolidated Statements of Cash Flows for the three
         months ended January 23, 1999 and January 24, 1998      5

        Notes to Consolidated Financial Statements              6-8

      Item 2 -

        Management's Discussion and Analysis of
         Financial Condition and Results of Operations          9-12

      Item 3 -

        Quantitative and Qualitative Disclosures
         About Market Risk                                       13

Part II - Other Information                                      14

Signatures                                                       15


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                January 23,    October 24,
                                                                   1999           1998
                                                                -----------    -----------
                                                                (Unaudited)      Audited
ASSETS

Current assets:
  Cash and cash equivalents                                     $    37,700    $   101,900
  Accounts receivable, net of allowance for doubtful accounts
   of $59,200 at January 23, 1999 and October 24, 1998            2,342,800      2,292,900
  Inventories (Note 2)                                            6,360,700      5,391,600
  Prepaid expenses and other assets                                 382,700        343,000
  Prepaid income taxes                                               91,300              -
  Deferred income taxes                                             578,600        578,600
                                                                --------------------------
      Total current assets                                        9,793,800      8,708,000

Property, plant and equipment, net                                2,133,000      2,161,500
Other assets, net                                                 2,020,400      2,002,100
Investments in marketable securities                              1,896,700      1,690,700
Note receivable - related party                                     105,400        108,000
                                                                --------------------------
                                                                $15,949,300    $14,670,300
                                                                ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $   190,500    $   189,700
  Revolving demand note payable                                   1,250,000        200,000
  Accounts payable                                                2,044,800      1,905,900
  Accrued income taxes                                                    -         93,900
  Accrued expenses and other liabilities                            830,700        668,900
                                                                --------------------------
      Total current liabilities                                   4,316,000      3,058,400
                                                                --------------------------

Deferred income taxes                                               220,800        154,900
Deferred compensation                                               338,200        320,700
Long-term debt, net of current portion                              368,200        417,400
                                                                --------------------------
                                                                    927,200        893,000
                                                                --------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,185,950 shares at January 23, 1999 and
   October 24, 1998                                                  21,900         21,900
  Additional paid-in-capital                                      6,025,300      6,025,300
  Accumulated other comprehensive income (Note 3)                   248,900        151,200
  Retained earnings                                               5,166,000      5,276,500
                                                                --------------------------
                                                                 11,462,100     11,474,900
  Less - Treasury shares 268,138 at cost                            756,000        756,000
                                                                --------------------------
      Total stockholders' equity                                 10,706,100     10,718,900
                                                                --------------------------
                                                                $15,949,300    $14,670,300
                                                                ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                               --------------------------
                                               January 23,    January 24,
                                                  1999           1998
                                               -----------    -----------
                                                       (Unaudited)

Net sales                                      $5,446,800      $4,959,500

Cost of sales                                   4,490,800       4,074,300
                                               --------------------------

  Gross profit                                    956,000         885,200

Selling, general and administrative expense       818,300         768,900

Research and development expense                  327,400         258,500
                                               --------------------------

  Loss from operations                           (189,700)       (142,200)

Interest income, net                               36,200          51,300

Other expenses, net                                30,700               -
                                               --------------------------

  Loss before income taxes                       (184,200)        (90,900)

Income tax benefit                                (73,700)        (36,600)
                                               --------------------------

Net loss                                       $ (110,500)     $  (54,300)
                                               ==========================

Loss per common share, basic and diluted       $     (.06)     $     (.03)
                                               ==========================

Weighted average common shares - basic
 and diluted                                    1,917,812       1,904,746
                                               ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended
                                                              ---------------------------
                                                              January 23,     January 24,
                                                                 1999            1998
                                                              ---------------------------
                                                                      (Unaudited)
Cash flows from operating activities:
  Net loss                                                    $ (110,500)    $    (54,300)
    Reconciliation of net loss to net cash
     used by operating activities:
      Depreciation and amortization                              114,800          107,400
      Deferred income taxes                                       65,900          (42,700)
      Changes in operating assets and liabilities:
        Accounts receivable                                      (49,900)        (525,600)
        Inventories                                             (969,100)        (329,600)
        Prepaid expenses and other assets                        (39,700)         (35,000)
        Other assets                                             (23,700)        (172,100)
        Accounts payable                                         138,900         (539,100)
        Accrued expenses and other liabilities                   161,800           61,900
        Deferred compensation                                     17,500          108,100
        Income taxes payable                                    (185,200)         (37,000)
                                                              ---------------------------
Net cash used by operating activities                           (879,200)      (1,458,000)
                                                              ---------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                      (80,900)         (67,200)
  Proceeds from payment of note receivable - related party         2,600            3,600
  Investment in marketable securities                           (108,300)        (136,500)
                                                              ---------------------------
Net cash used in investing activities                           (186,600)        (200,100)
                                                              ---------------------------

Cash flows from financing activities:
  Net borrowings under revolving demand note                   1,050,000        1,600,000
  Proceeds from exercise of employee stock options                     -           29,000
  Principal payments on long-term debt and
   capital lease obligations                                     (48,400)         (53,700)
                                                              ---------------------------
Net cash provided in financing activities                      1,001,600        1,575,300
                                                              ---------------------------

Decrease in cash and cash equivalents                            (64,200)         (82,800)
Cash and cash equivalents, beginning of period                   101,900          156,900
                                                              ---------------------------
Cash and cash equivalents, end of period                      $   37,700     $     74,100
                                                              ===========================
Supplemental cash flow disclosures:
  Interest paid                                               $   25,500     $     31,500
  Income taxes paid                                           $  111,500                -
Supplemental disclosures of non-cash items:
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes                 $   97,700     $    (58,300)


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

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:
      -------------------------------------------

  A.  Financial Statements
      --------------------

      The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 24, 1998.

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of January 23, 1999, the results of their operations for the three months ended January 23, 1999 and January 24, 1998, and the cash flows for the three months then ended, have been included.

  B.  Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke
      International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated. Westerbeke International, Inc. has been inactive since fiscal year 1987.

      On October 25, 1998, the Company adopted Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). The Company operates in one market segment, marine engine and air-conditioning products. The adoption of this standard had no material effect on the Company's reporting and disclosure requirements.

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

  C.  Earnings per Share
      ------------------

      Basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the maximum dilution that would have resulted from the exercise of stock options. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and all dilutive securities, except when the effect would be antidilutive. For the quarter ending January 23, 1999, basic loss per common share and dilutive loss per common share were equal.

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:


                        January 23,    October 24,
                            1999           1998
                        -----------    -----------

      Raw materials     $5,244,800      $4,416,300
      Work-in-process      591,800         530,300
      Finished goods       524,100         445,000
                        --------------------------
                        $6,360,700      $5,391,600
                        ==========================

      The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 23, 1999. Accordingly, the Company has recorded an increase of $22,500, on a pro rata basis, in the LIFO reserve during the first three months of fiscal 1999. During the first three months of 1998, the Company recorded, on a pro rata basis, an increase of $15,000 in the LIFO reserve. Inventories would have been $915,000 higher at January 23, 1999 and $892,500 higher as of October 24, 1998, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

3.    Comprehensive Income
      --------------------

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income during the quarter ended January 23, 1999. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income. Accumulated other comprehensive income, a component of stockholders' equity was previously titled "unrealized gain on marketable securities". The components of total comprehensive loss for the three months ended January 23, 1999 and January 24, 1998 are as follows:


                                                  1999          1998
                                                  ----          ----

          Net loss                             $(110,500)    $ (54,300)
          Other comprehensive income (loss)       97,700       (58,300)
                                               -----------------------
          Comprehensive loss                   $ (12,800)    $(112,600)
                                               =======================


                Item 2 - Management's Discussion and Analysis
                ---------------------------------------------
              Of Financial Condition and Results Of Operations
              ------------------------------------------------

Results of Operations -
-----------------------

Net sales increased by $487,300 or 10%, during the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. The increase in net sales is primarily attributable to higher unit volume of the Company's marine generator products.

Gross profit increased $70,800 or 8% during the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. As a percentage of net sales, gross profit remained unchanged at 18% during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

Operating expenses increased $118,300 or 12% for the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. Selling and administrative expenses have increased primarily due to higher advertising, marketing, legal and personnel costs.

Net interest income decreased $15,100 during the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. The decrease in interest is primarily due to a decrease in dividends earned on marketable securities.

Other expense is comprised of the realized loss from the sale of certain marketable securities during the quarter ended January 23, 1999.

For the first quarter ended January 23, 1999, the Company reported a net loss of $110,500, compared to a net loss of $54,300 for the same period in fiscal 1998. The increase in the net loss is primarily attributable to the increase in operating expenses during the quarter ended January 23, 1999 as compared to the same period in fiscal 1998.

The Company is currently renegotiating its exclusive sales agreement with its largest customer. The existing agreement will expire on June 30, 1999. The Company cannot predict the results of these negotiations. The loss of the revenues associated with this agreement would have a material effect on the Company's operating results and financial condition if the Company were unable to replace the business and or reduce operating expenses.

Liquidity and Capital Resources
-------------------------------

During the first three months of fiscal 1999, net cash used by operations was $879,200, compared to $1,458,000 for the first three months in fiscal 1998.

During the three months ended January 23, 1999, the Company purchased property, plant and equipment of $80,900. The Company plans to spend approximately $400,000 more on equipment during the remainder of the year.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1998, and will expire on March 31, 1999. At January 23, 1999, the Company had $1,250,000 in outstanding borrowings under the Credit Agreement and approximately $348,500 committed to cover the Company's reimbursement obligations under certain letters of credit. Management is in the process of renewing the Credit Agreement and anticipates bank approval, although there can be no assurance that the facility will be renewed.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five-year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.08%. At January 23, 1999, the outstanding principal amount was $250,900.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan bearing a fixed interest rate of 8.11%. At January 23, 1999, the outstanding principal amount was $205,800.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1999.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first fiscal quarter of 1999.

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

State of Readiness

The Company has developed a plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do, the Company believes that it is on track towards a timely completion. Overall the Company estimates that it has completed approximately 90% of the Year 2000 issue identification process and approximately 75% of the process of remediating Year 2000 issues that have been identified to date.

Internal Systems (Information Technology)

The Company is in the process of completing its assessment of all information technology systems that could be significantly affected by the Year 2000 issue. The assessment has indicated that certain systems are already Year 2000 compliant while others are still in the process of being remediated. The Company has received from its software vendor the updated software necessary to make its operating system Year 2000 compliant, which the Company has installed and is currently testing. Testing will be ongoing throughout 1999.

Suppliers

The Company is in the process of communicating with its external vendors to gain an understanding of their readiness to maintain an uninterrupted supply of goods and services to the Company. The Company has identified vendors it views as critical to its business. The Company is defining a critical vendor as one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver and collect payment. To date, the Company is not aware of any supplier with a Year 2000 issue that would materially impact the results of operations, liquidity or capital resources. However, the Company has no means of ensuring that suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

Production Equipment

The Company has completed an inventory of production equipment currently used at the Company. The Company has determined the Year 2000 readiness of its equipment through communication with the equipment manufacturers and testing where appropriate. The Company is not aware of any production equipment that is affected by the Year 2000 issue.

Facility Related Issues

The Company has evaluated facilities related equipment with the potential for Year 2000 related failures. The Company has determined the Year 2000 readiness of its equipment through communication with the equipment manufacturers and testing where appropriate. This assessment has determined that to the Company's knowledge the Year 2000 issue will not affect facilities related equipment. The Company believes that it has a prudent approach towards evaluating facilities equipment, however, it may be impracticable or impossible to test certain items of equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible interruption of security, heating, telephone and other services.

Costs

The Company is evaluating the total cost of Year 2000 compliance. At this time, the Company estimates the total cost of Year 2000 related activities to be approximately $75,000, of which approximately $10,000 has been spent to date. This amount is not incremental spending and has been budgeted within the normal magnitude of Information Technology spending. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

Contingency Plan

Although the Company believes that it is taking prudent action related to the identification and resolution of issues related to the Year 2000, its remediation is still in progress. The Company may never be able to know with certainty whether certain key vendors are compliant. Failure of key vendors to make their computer systems Year 2000 compliant could result in delayed deliveries of products to the Company. If such delays are extended they could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company continues to evaluate the risks associated with potential Year 2000 related failures. As it better understands the risks within its unique set of business partners, production processes, and internal systems, it will develop a formal contingency plan outline by April 1999. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its Information Technology systems, non-Information Technology systems, its vendors, its customers, and other parties.

This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the inability of the Company to renegotiate its exclusive sales agreement with its largest customer and/or the unanticipated loss of, or decline in sales to, other major customers; the unanticipated loss of a major supplier; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; the unanticipated inability of the Company to be Year 2000 Compliant; market risks in the changes in value of short term investments and financial instruments; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved.

              Item 3 - Quantitative and Qualitative Disclosures
              -------------------------------------------------
                              About Market Risk
                              -----------------

Market risk represents the risk of changes in the value of short-term investments and financial instruments caused by fluctuations in investment prices and interest rates.

The Company addresses market risks in accordance with established policies. The Company's risk-management activities involve risk and uncertainties and accordingly, results could differ materially from those projected.

Investment Price Risk
---------------------

The value of the Company's investment portfolio at January 23, 1999 is stated at market value. A hypothetical 10% decrease in investment prices would result in a $189,700 reduction in the Company's investment portfolio balance.

Interest Rate Risk
------------------

Due to the fact that the long-term debt will mature within three years, management has determined that the fair value would not be materially different from the carrying value at January 23, 1999.


Part II.   Other Information

  Item 1   Legal Proceedings
  ------   -----------------

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

           None to report

  Item 5   Other Information
  ------   -----------------

           None to report

  Item 6   Exhibits and Reports on Form 8-K
  ------   --------------------------------

           (a)  Exhibits

                10 (a) Lease dated February 3, 1999 by and between Urban Equities and the Company

                27 Financial Data Schedule for the three months ended January 23, 1999

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the period covered by this report.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated   March 8, 1999                  /s/ John H. Westerbeke, Jr.
        -------------                  --------------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board,
                                       President and Principal
                                       Executive Officer


Dated   March 8, 1999                  /s/ Carleton F. Bryant III
                                       --------------------------------
                                       Carleton F. Bryant III
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Principal Financial
                                       and Accounting Officer