Form 10-Q
period 1999-04-24
WESTERBEKE CORP
filed 1999-06-08
CIK 796502

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:      April 24, 1999

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


                                                   Outstanding at
                  Class                             June 4, 1999
                  -----                            --------------

       Common Stock, $.01 par value                  1,917,812


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                     Page

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets as of April 24, 1999 and
             October 24, 1998                                          3

            Consolidated Statements of Operations for the three
             months ended April 24, 1999 and April 25, 1998            4

            Consolidated Statements of Operations for the six
             months ended April 24, 1999 and April 25, 1998            5

            Consolidated Statements of Cash Flows for the six
             months ended April 24, 1999 and April 25, 1998            6

            Notes to Consolidated Financial Statements                7-9

      Item 2 -

            Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10-13

      Item 3 -

            Quantitative and Qualitative Disclosures
             About Market Risk                                        14

Part II - Other Information                                          15-16

Signatures                                                            17


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                               April 24,       October 24,
                                                 1999             1998
                                               ---------       -----------
                                              (Unaudited)        Audited
      ASSETS

Current assets:
  Cash and cash equivalents                   $   843,500      $   101,900
  Accounts receivable, net of allowance for
   doubtful accounts of $59,200 at April
   24, 1999 and October 24, 1998                2,792,500        2,292,900
  Inventories (Note 2)                          5,510,200        5,391,600
  Prepaid expenses and other assets               349,500          343,000
  Deferred income taxes                           578,600          578,600
                                              ----------------------------
      Total current assets                     10,074,300        8,708,000

Property, plant and equipment, net              2,091,200        2,161,500
Other assets, net                               2,124,300        2,002,100
Investments in marketable securities               94,300        1,690,700
Note receivable - related party                   100,200          108,000
                                              ----------------------------
                                              $14,484,300      $14,670,300
                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt           $   191,200      $   189,700
  Revolving demand note payable                         -          200,000
  Accounts payable                              1,769,500        1,905,900
  Accrued income taxes                            183,400           93,900
  Accrued expenses and other liabilities          454,300          668,900
                                              ----------------------------
      Total current liabilities                 2,598,400        3,058,400

Deferred income taxes                              71,700          154,900
Deferred compensation                             429,800          320,700
Long-term debt, net of current portion            318,800          417,400
                                              ----------------------------
      Total liabilities                         3,418,700        3,951,400
                                              ----------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued 2,185,950 shares
   at April 24, 1999 and October 24, 1998          21,900           21,900
  Additional paid-in-capital                    6,025,300        6,025,300
  Accumulated other comprehensive income
   (Note 3)                                        27,800          151,200
  Retained earnings                             5,746,600        5,276,500
                                              ----------------------------
                                               11,821,600       11,474,900
  Less - Treasury shares 268,138 at cost          756,000          756,000
                                              ----------------------------
      Total stockholders' equity               11,065,600       10,718,900
                                              ----------------------------
                                              $14,484,300      $14,670,300
                                              ============================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                -------------------------
                                                April 24,       April 25,
                                                  1999            1998
                                                ---------       ---------
                                                       (Unaudited)

Net sales                                      $7,601,700      $7,224,700

Cost of sales                                   5,705,200       5,652,000
                                               --------------------------

      Gross profit                              1,896,500       1,572,700

Selling, general and administrative expense     1,061,800         956,400

Research and development expense                  329,000         268,600
                                               --------------------------

      Income from operations                      505,700         347,700

Interest expense, net                               3,300          58,300

Other income, net                                 472,900               -
                                               --------------------------

      Income before income taxes                  975,300         289,400

Provision for income taxes                        394,700         116,500
                                               --------------------------

Net income                                     $  580,600      $  172,900
                                               ==========================

Income per common share, basic                 $      .30      $      .09
                                               ==========================

Income per common share, diluted               $      .28      $      .08
                                               ==========================

Weighted average common shares, basic           1,917,812       1,917,812
                                               ==========================

Weighted average common shares, diluted         2,057,515       2,072,941
                                               ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Six Months Ended
                                              --------------------------
                                              April 24,        April 25,
                                                1999             1998
                                              ---------        ---------
                                                      (Unaudited)

Net sales                                    $13,048,500      $12,184,200

Cost of sales                                 10,196,000        9,726,300
                                             ----------------------------

      Gross profit                             2,852,500        2,457,900

Selling, general and administrative
 expense                                       1,880,100        1,725,300

Research and development expense                 656,400          527,100
                                             ----------------------------

      Income from operations                     316,000          205,500

Interest income (expense), net                    32,900           (7,000)

Other income, net                                442,200                -
                                             ----------------------------

      Income before income taxes                 791,100          198,500

Provision for income taxes                       321,000           79,900
                                             ----------------------------

Net income                                   $   470,100      $   118,600
                                             ============================

Income per share common share, basic         $       .25      $       .06
                                             ============================

Income per share common share, diluted       $       .23      $       .06
                                             ============================

Weighted average common shares, basic          1,917,812        1,911,279
                                             ============================

Weighted average common shares, diluted        2,059,146        2,073,302
                                             ============================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                    -------------------------
                                                     April 24,      April 25,
                                                       1999            1998
                                                     ---------      ---------
                                                          (Unaudited)

Cash flows from operating activities:
  Net income                                        $   470,100    $   118,600
  Reconciliation of net income to net cash
   used in operating activities:
    Depreciation and amortization                       231,800        215,200
    Deferred income taxes                               (83,200)        17,100
    Changes in operating assets and
     liabilities:
      Accounts receivable                              (499,600)    (1,634,000)
      Inventories                                      (118,600)       477,300
      Prepaid expenses and other assets                  (6,500)       (20,300)
      Other assets                                     (133,100)      (214,000)
      Accounts payable                                 (136,400)      (412,700)
      Accrued expenses and other
       liabilities                                     (214,600)       254,000
      Deferred compensation                             109,100        149,900
      Income taxes payable                               89,500         69,600
                                                    --------------------------
Net cash used in operating activities                  (291,500)      (979,300)
                                                    --------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment            (150,600)      (285,900)
  Proceeds from payment of note receivable
   - related party                                        7,800          7,200
  Investment in marketable securities, net            1,473,000       (252,900)
                                                    --------------------------
Net cash provided (used) in investing
 activities                                           1,330,200       (531,600)
                                                    --------------------------

Cash flows from financing activities:
  Borrowings (repayments) under revolving
   demand note                                         (200,000)     1,500,000
  Proceeds from exercise of employee stock
   options                                                    -         29,000
  Principal payments on long-term debt and
   capital lease obligations                            (97,100)      (107,700)
                                                    --------------------------
Net cash provided (used) in financing
 activities                                            (297,100)     1,421,300
                                                    --------------------------

Increase (decrease) in cash and cash equivalents        741,600        (89,600)
Cash and cash equivalents, beginning of period          101,900        156,900
                                                    --------------------------
Cash and cash equivalents, end of period            $   843,500    $    67,300
                                                    ==========================

Supplemental cash flow disclosures:
  Interest paid                                     $    17,800     $   64,400
  Income taxes paid                                 $   120,000     $   10,000
Supplemental disclosures of non-cash items:
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes       $  (221,100)   $    33,400


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

            In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 24, 1999, the results of their operations for the three and six months ended April 24, 1999 and April 25, 1998, and the cash flows for the six months then ended, have been included.

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

            In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not believe the adoption of SOP 98-5 will have a material impact on the financial statements.

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS 133 will have a material impact on the financial statements.

      C.    Earnings per Share
            ------------------

            Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income per share reflects the maximum dilution that would have resulted from the exercise of stock options. Diluted income per share is computed by dividing net income by the weighted average number of common shares and all dilutive securities, except when the effect would be antidilutive.

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:


                         April 24,     October 24,
                            1999           1998
                         --------      -----------

      Raw materials      $4,662,100    $4,416,300
      Work-in-process       507,400       530,300
      Finished goods        340,700       445,000
                         ------------------------
                         $5,510,200    $5,391,600
                         ========================


      For purposes of this LIFO calculation, the Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 23, 1999. Accordingly, the Company has recorded an increase of $45,000, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 1999. During the first six months of 1998, the Company recorded, on a pro rata basis, an increase of $30,000 in the LIFO reserve. Inventories would have been $937,500 higher at April 24, 1999 and $892,500 higher as of October 24, 1998,
      if the first-      in, first-out (FIFO) method had been used.
      Inventory cost determination on the FIFO method approximates replacement or current cost.

3.    Comprehensive Income
      --------------------

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income during income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income. Accumulated other comprehensive income, a component of stockholders' equity was previously titled "unrealized gain on marketable securities". During the six months ended April 24, 1999, the Company realized gains of $442,200 on the sale of marketable securities. The components of total comprehensive income for the six months ended April 24, 1999 and April 25, 1998 are as follows:


                                      1999         1998
                                      ----         ----

      Net income                    $470,100     $118,600
      Other comprehensive income         300       33,400
                                    ---------------------
      Comprehensive income          $470,400     $152,000
                                    =====================


                Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results Of Operations

Results of Operations -
-----------------------

Net sales increased by $377,000, or 5%, during the second quarter of fiscal 1999 and increased $864,300 for the first six months of fiscal 1999 as compared to the same periods in fiscal 1998. The increase in net sales is primarily attributable to higher unit volume of the Company's marine generator products.

Gross profit increased $323,800 or 21% during the second quarter and increased $394,600 or 16% for the first six months of fiscal 1999 as compared to the same periods in fiscal 1998. The increase in gross profit is primarily attributable to a decrease in manufacturing costs. As a percentage of net sales, gross profit was 25% during the second quarter of fiscal year 1999, as compared to 22% for the second quarter of fiscal 1998.
 For the six months ended April 24, 1999 gross profit was 22% compared to 20% for the same period ended April 25, 1998.

Operating expenses increased $165,800 or 14% for the second quarter and $284,100 or 13% in the first six months of fiscal 1999, as compared to the same periods in fiscal 1998. Research and development costs have increased due to the addition of personnel and higher costs related to achieving compliance with federal and state exhaust emission requirements. Selling and administrative expenses have increased primarily due to higher advertising, legal and personnel costs.

Net interest expense decreased $55,000 during the second quarter and decreased $39,900 for the first six months of fiscal 1999 as compared to the same periods in fiscal 1998. The decrease in interest expense in the second quarter and the six months ended April 24, 1999 is primarily due a lower outstanding balance on the line of credit with State Street Bank & Trust Company.

Other income is comprised of the realized gain from the sale of the majority of the marketable securities portfolio during the quarter ended April 24, 1999.

For the second quarter ended April 24, 1999, the Company reported net income of $580,600, compared to a net income of $172,900 for the same period in fiscal 1998. For the six months ended April 24, 1999, the Company reported net income of $470,100 as compared to net income of $118,600 for the six-months ended April 25, 1998.

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


                    WESTERBEKE CORPORATION AND SUBSIDIARY

Liquidity and Capital Resources
-------------------------------

During the first six months of fiscal 1999, net cash used in operations was $291,500, compared to net cash used in operations of $979,300 for the first six months in fiscal 1998. The increase in cash flow from operations is primarily attributable to the increase in net income and a decrease in accounts receivable, for the six-month period ended April 24, 1999, as compared to the same period in fiscal 1998.

During the six months ended April 24, 1999, the Company purchased property, plant and equipment of $150,600. The Company plans to spend approximately $300,000 more on equipment and capital improvements during the remainder of the year.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. At April 24, 1999, the Company had no outstanding borrowings under the Credit Agreement and approximately $470,500 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement was renewed on March 31, 1999.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.08%. At April 24, 1999, the outstanding principal amount was $225,900.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five year term loan bearing a fixed interest rate of 8.11%. At April 24, 1999, the outstanding principal amount was $190,800.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 1999.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). Exchange rate fluctuations have had a minimal impact on the Company during the first two fiscal quarters of 1999.

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

State of Readiness

      The Company has developed a plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a certain amount of work to do, the Company believes that it is on track towards a timely completion. Overall the Company estimates that it has completed approximately 95% of the Year 2000 issue identification process and approximately 75% of the process of remediating Year 2000 issues that have been identified to date.

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

Suppliers

      The Company is in the process of communicating with its external vendors to gain an understanding of their readiness to maintain an uninterrupted supply of goods and services to the Company. The Company has identified vendors it views as critical to its business. The Company defined a critical vendor as one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver and collect payment. To date, the Company is not aware of any supplier with a Year 2000 issue that would materially impact the results of operations, liquidity or capital resources. However, the Company has no means of ensuring that suppliers will be Year 2000 ready.
 The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

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

Costs

      The Company is evaluating the total cost of Year 2000 compliance. At this time, the Company estimates the total cost of Year 2000 related activities to be approximately $75,000, of which approximately $18,000 has been spent to date. This amount is not incremental spending and has been budgeted within the normal magnitude of Information Technology spending. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

Contingency Plan

      Although the Company believes that it is taking prudent action related to the identification and resolution of issues related to the Year 2000, its remediation is still in progress. The Company is currently not in a position to determine what would be its most reasonably likely worst case Year 2000 scenario or any plan for handling such scenario. To date, the Company has not completed a formal contingency plan for non-compliance, however to the extent that further evaluation of its products, information technology systems, production equipment or information obtained from the third parties with which it has a material relationship suggests that there is a significant risk, contingency plans will be implemented. Such contingency plans may include the development of alternative sources for the product or service provided by any non-compliant vendor.

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


              Item 3 - Quantitative and Qualitative Disclosures
                              About Market Risk

Market risk represents the risk of changes in the value of short-term investments and financial instruments caused by fluctuations in investment prices and interest rates.

The Company addresses market risks in accordance with established policies. The Company's risk-management activities involve risk and uncertainties and accordingly, results could differ materially from those projected.

Interest Rate Risk
------------------

Due to the fact that the long-term debt will mature within three years, management has determined that the fair value would not be materially different from the carrying value at April 24, 1999.


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

      Item 2  Changes in Securities
      ------  ---------------------

              None to report

      Item 3  Default Upon Senior Securities
      ------  ------------------------------

              None to report

      Item 4  Submissions of Matters to a Vote of Security Holders
      ------  ----------------------------------------------------

              (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held March 29, 1999.

              (b)  Not applicable because:

                    (I) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated March 5, 1999; and (iii) all such nominees were elected.

              (c)  The matters voted upon at the Meeting were as follows:

                    (i) The election of two Class A directors of the Company.

              Gerald Bench

                    FOR                   1,662,693
                                          ---------
                    WITHHOLD AUTHORITY       41,057
                                          ---------

              Nicholas H. Safford

                    FOR                   1,674,693
                                          ---------
                    WITHHOLD AUTHORITY       29,057
                                          ---------


                    (ii) A proposal to ratify the Board of Directors' selection of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the Company's fiscal year ending October 23, 1999.

                    FOR                   1,700,350
                                          ---------
                    AGAINST                   1,900
                                          ---------
                    ABSTENTIONS AND
                     BROKER NON-VOTES         1,500
                                          ---------

      Item 5  Other Information
      ------  -----------------

              None to report

      Item 6  Exhibits and Reports on Form 8-K
      ------  --------------------------------

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


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated   June 8, 1999                   /s/ John H. Westerbeke, Jr.
       --------------                  ------------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board,
                                       President and Principal
                                       Executive Officer


Dated   June 8, 1999                   /s/ Carleton F. Bryant III
       --------------                  ------------------------------
                                       Carleton F. Bryant III
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Principal Financial
                                       and Accounting Officer