Form 10-Q
period 1999-07-24
WESTERBEKE CORP
filed 1999-09-03
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:        July 24, 1999
                                             -------------

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

      Commission file number        0-15046
                                    -------

                           Westerbeke Corporation
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                     04-1925880
      -------------------------------    -------------------
      (State or other jurisdiction of      (I.R.S. employer
       incorporation or organization)    Identification No.)

      Avon Industrial Park, Avon, Massachusetts          02322
-----------------------------------------------------------------
      (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code    (508) 588-7700
                                                      --------------

                                  No Change
-----------------------------------------------------------------
             (Former name, former address and former fiscal year
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X    No
                                  ----     ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at
                 Class                September 1, 1999
                 -----                -----------------
      Common Stock, $.01 par value        1,917,812


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX
                                                               Page
Part I - Financial Information

      Item 1 - Consolidated Financial Statements

        Consolidated Balance Sheets as of July 24, 1999
         and October 24, 1998                                    3

        Consolidated Statements of Operations for the three
         months ended July 24, 1999 and July 25, 1998            4

        Consolidated Statements of Operations for the nine
         months ended July 24, 1999 and July 25, 1998            5

        Consolidated Statements of
         Cash Flows for the nine months ended July 24, 1999
         and July 25, 1998                                       6

        Notes to Consolidated Financial Statements              7-9

      Item 2 -

        Management's Discussion and Analysis of
         Financial Condition and Results of Operations         10-13

      Item 3 -

        Quantitative and Qualitative Disclosures
         About Market Risk                                       14

Part II - Other Information                                      15

Signatures                                                       16

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                   July 24,     October 24,
                                                                    1999           1998
                                                                 -----------    -----------
                                                                 (Unaudited)      Audited
ASSETS

Current assets:
  Cash and cash equivalents                                      $ 1,460,900    $   101,900
  Accounts receivable, net of allowance for doubtful accounts
   of $59,200 at July 24, 1999 and October 24, 1998                2,752,000      2,292,900
  Inventories (Note 2)                                             5,672,800      5,391,600
  Prepaid expenses and other assets                                  418,500        343,000
  Deferred income taxes                                              578,600        578,600
                                                                 --------------------------
      Total current assets                                        10,882,800      8,708,000

Property, plant and equipment, net                                 2,089,100      2,161,500
Other assets, net                                                  2,112,800      2,002,100
Investments in marketable securities                                  94,300      1,690,700
Note receivable - related party                                       96,100        108,000
                                                                 --------------------------

                                                                 $15,275,100    $14,670,300
                                                                 =========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                              $   192,000   $   189,700
  Revolving demand note payable                                            -       200,000
  Accounts payable                                                 2,404,800     1,905,900
  Accrued income taxes                                               132,900        93,900
  Accrued expenses and other liabilities                             451,300       668,900
                                                                 --------------------------

      Total current liabilities                                    3,181,000     3,058,400

Deferred income taxes                                                 53,900       154,900
Deferred compensation                                                412,500       320,700
Long-term debt, net of current portion                               269,300       417,400
                                                                 --------------------------

      Total liabilities                                            3,916,700     3,951,400
                                                                 =========================


Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,185,950 shares at July 24, 1999 and
   October 24, 1998                                                   21,900        21,900
  Additional paid-in-capital                                       6,025,300     6,025,300
  Accumulated other comprehensive income (Note 3)                      1,500       151,200
  Retained earnings                                                6,065,700     5,276,500
                                                                 --------------------------

                                                                  12,114,400    11,474,900
  Less - Treasury shares 268,138 at cost                             756,000       756,000
                                                                 --------------------------

      Total stockholders' equity                                  11,358,400    10,718,900
                                                                 --------------------------

                                                                 $15,275,100   $14,670,300
                                                                 =========================



The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended
                                               ------------------------
                                                July 24,      July 25,
                                                  1999          1998
                                               ----------    ----------
                                                     (Unaudited)

Net sales                                      $7,571,300    $7,622,000
                                               ------------------------

Cost of sales                                   5,733,800     5,759,100
                                               ------------------------

  Gross profit                                  1,837,500     1,862,900

Selling, general and administrative expense       921,700       885,500

Research and development expense                  353,300       335,600
                                               ------------------------


  Income from operations                          562,500       641,800

Interest income (expense), net                      6,900       (23,300)

Other expense, net                                 34,400             -
                                               ------------------------


  Income before income taxes                      535,000       618,500

Provision for income taxes                        215,900       251,100
                                               ------------------------



Net income                                     $  319,100    $  367,400
                                               ========================


Income per common share, basic                 $      .17    $      .19
                                               ========================


Income per common share, diluted               $      .16    $      .18
                                               ========================



Weighted average common shares, basic           1,917,812     1,917,812
                                               ========================


Weighted average common shares, diluted         2,054,109     2,066,397
                                               ========================



The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Nine Months Ended
                                               --------------------------
                                                 July 24,       July 25,
                                                  1999           1998
                                               -----------      ---------
                                                     (Unaudited)

Net sales                                      $20,619,800    $19,806,200

Cost of sales                                   15,929,800     15,485,400
                                               --------------------------

  Gross profit                                   4,690,000      4,320,800

Selling, general and administrative expense      2,801,800      2,610,800

Research and development expense                 1,009,700        862,700
                                               --------------------------


  Income from operations                           878,500        847,300

Interest income (expense), net                      39,800        (30,300)

Other income, net                                  407,800              -
                                               --------------------------


  Income before income taxes                     1,326,100        817,000

Provision for income taxes                         536,900        331,000
                                               --------------------------



Net income                                     $   789,200    $   486,000
                                               ==========================


Income per share common share, basic           $       .41    $       .25
                                               ==========================


Income per share common share, diluted         $       .38    $       .24
                                               ==========================



Weighted average common shares, basic            1,917,812      1,913,457
                                               ==========================


Weighted average common shares, diluted          2,057,515      2,071,471
                                               ==========================



The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended
                                                                        ------------------------
                                                                         July 24,      July 25,
                                                                           1999          1998
                                                                        ----------    ----------
                                                                              (Unaudited)
Cash flows from operating activities:
  Net income                                                            $  789,200    $  486,000
    Reconciliation of net income to net cash
     provided by operating activities:
      Depreciation and amortization                                        347,000       319,500
      Loss on disposal of fixed assets                                       3,400             -
      Deferred income taxes                                               (101,000)       19,600
      Changes in operating assets and liabilities:
        Accounts receivable                                               (459,100)   (1,103,200)
        Inventories                                                       (281,200)      740,200
        Prepaid expenses and other assets                                  (75,500)      (63,700)
        Other assets                                                      (127,000)     (256,300)
        Accounts payable                                                   498,900       (18,300)
        Accrued expenses and other liabilities                            (217,600)      200,800
        Deferred compensation                                               91,800       192,300
        Income taxes payable                                                39,000       292,000
                                                                        ------------------------
Net cash provided by operating activities                                  507,900       808,900
                                                                        ------------------------


Cash flows from investing activities:
  Purchase of property, plant and equipment                               (261,700)      (33,200)
  Proceeds from payment of note receivable - related party                  11,900        11,000
  Investment in marketable securities, net                               1,446,700      (261,000)
                                                                        ------------------------

Net cash provided (used) in investing activities                         1,196,900      (583,200)
                                                                        ------------------------


Cash flows from financing activities:
  Repayments under revolving demand note                                  (200,000)     (200,000)
  Proceeds from exercise of employee stock options                               -        29,000
  Principal payments on long-term debt and capital lease obligations      (145,800)     (164,500)
                                                                        ------------------------

Net cash used in financing activities                                     (345,800)     (335,500)
                                                                        ------------------------


Increase (decrease) in cash and cash equivalents                         1,359,000      (109,800)
Cash and cash equivalents, beginning of period                             101,900       156,900
                                                                        ------------------------

Cash and cash equivalents, end of period                                $1,460,900    $   47,100
                                                                        ========================

Supplemental cash flow disclosures:
  Interest paid                                                         $    6,700    $   32,500
  Income taxes paid                                                     $  265,400    $   29,000
Supplemental disclosures of non-cash items:
  Increase (decrease) in unrealized gains on marketable securities,
   net of income taxes                                                  $  (26,300)   $   31,500



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

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of July 24, 1999, the results of their operations for the three and nine months ended July 24, 1999 and July 25, 1998, and the cash flows for the nine months then ended, have been included.

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

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:


                          July 24,     October 24,
                            1999           1998
                          --------     -----------
      Raw materials      $4,661,300     $4,416,300
      Work-in-process       560,300        530,300
      Finished goods        451,200        445,000
                         -------------------------
                         $5,672,800     $5,391,600
                         =========================


      For purposes of this LIFO calculation, the Company has estimated both the year-end inventory levels and the inflation/deflation which will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 23, 1999. Accordingly, the Company has recorded an increase of $67,500, on a pro rata basis, in the LIFO reserve during the first nine months of fiscal 1999. During the first nine months of 1998, the Company recorded, on a pro rata basis, an increase of $45,000 in the LIFO reserve. Inventories would have been $960,000 higher at July 24, 1999 and $892,500 higher as of October 24, 1998, if the first- in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

3.    Comprehensive Income
      --------------------

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income during the quarter ended January 23, 1999. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income. Accumulated other comprehensive income, a component of stockholders' equity was previously titled "unrealized gain on marketable securities". During the nine months ended July 24, 1999, the Company realized gains of $407,800 on the sale of marketable securities. The components of total comprehensive income for the nine months ended July 24, 1999 and July 25, 1998 are as follows:


                                             1999         1998
                                             ----         ----

            Net income                    $ 789,200    $486,000
            Other comprehensive income          400      31,500
                                          ---------------------
            Comprehensive income          $ 789,600    $517,500
                                          =====================



                Item 2 - Management's Discussion and Analysis
                ---------------------------------------------
              Of Financial Condition and Results Of Operations
              ------------------------------------------------

Results of Operations -
-----------------------

Net sales decreased by $50,700, or 1%, during the third quarter of fiscal 1999 and increased $813,600 or 4% for the first nine months of fiscal 1999 as compared to the same periods in fiscal 1998. The increase in net sales for the nine-month period is primarily attributable to higher unit volume of the Company's marine generator products.

Gross profit decreased $25,400 or 1% during the third quarter and increased $369,200 or 9% for the first nine months of fiscal 1999 as compared to the same periods in fiscal 1998. The increase in gross profit for the nine-month period is primarily attributable to a decrease in manufacturing costs. As a percentage of net sales, gross profit was 24% during the third quarter of fiscal year 1999 and 1998. For the nine months ended July 24, 1999 gross profit was 23% compared to 22% for the same period ended July 25, 1998.

Operating expenses increased $53,900 or 4% for the third quarter and $338,000 or 10% in the first nine months of fiscal 1999, as compared to the same periods in fiscal 1998. Research and development costs have increased due to the addition of personnel and higher costs related to achieving compliance with federal and state exhaust emission requirements. Selling and administrative expenses have increased primarily due to higher advertising and legal costs.

Net interest expense decreased $30,200 during the third quarter and decreased $70,100 for the first nine months of fiscal 1999 as compared to the same periods in fiscal 1998. The decrease in interest expense in the third quarter and the nine months ended July 24, 1999 is primarily due to a lower outstanding balance on the line of credit with State Street Bank & Trust Company.

Other income is comprised of the realized gains and losses from the sale of marketable securities.

For the third quarter ended July 24, 1999, the Company reported net income of $319,100, compared to a net income of $367,400 for the same period in fiscal 1998. For the nine months ended July 24, 1999, the Company reported net income of $789,200 as compared to net income of $486,000 for the nine months ended July 25, 1998.

As previously announced, the Company has successfully renegotiated its exclusive sales agreement with its largest customer.

Liquidity and Capital Resources
-------------------------------

During the first nine months of fiscal 1999, net cash provided by operations was $507,900, compared to $808,900 for the first nine months in fiscal 1998. The decrease in cash flow from operations is primarily attributable to increases in inventory, accounts receivable and accrued expenses, offset partially by increases in net income and accounts payable for the nine month period ended July 24, 1999, as compared to the same period in fiscal 1998.

During the nine months ended July 24, 1999, the Company purchased property, plant and equipment of $261,700. The Company plans to spend approximately $500,000 more on equipment and capital improvements during the remainder of the year.

The Company has a $4,000,000 Credit Agreement with State Street Bank and Trust Company, collateralized by inventory, accounts receivable and general intangibles. At July 24, 1999, the Company had no outstanding borrowings under the Credit Agreement and approximately $361,700 committed to cover the Company's reimbursement obligations under certain letters of credit. The Credit Agreement was renewed on March 31, 1999 and will expire on March 31, 2000.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.08%. At July 24, 1999, the outstanding principal amount was $200,900.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with State Street Bank and Trust Company, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five year term loan bearing a fixed interest rate of 8.11%. At July 24, 1999, the outstanding principal amount was $175,800.

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


Year 2000 Compliance
--------------------

The Company is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000 Issue." It is the belief of the Company's management that it has a prudent plan to address these issues within the Company and with its suppliers. The components of the Company's plan include an assessment of internal systems for modification and/or replacement, communication with customers to determine their state of readiness, communication with vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of the Company's production equipment as to its ability to function properly after the turn of the century; and an evaluation of facility related issues.

State of Readiness

The Company has developed a plan to reduce the probability of operational difficulties due to Year 2000 related failures. The Company believes that it is on track towards a timely completion. Overall the Company estimates that it has completed approximately 95% of the Year 2000 issue identification process and approximately 85% of the process of remediating Year 2000 issues that have been identified to date.

Internal Systems (Information Technology)

The Company is in the process of completing its assessment of all information technology systems that could be significantly affected by the Year 2000 issue. The assessment has indicated that certain systems are already Year 2000 compliant while others are still in the process of being remediated.
The Company has received from its software vendor the updated software necessary to make its operating system Year 2000 compliant, which the Company has installed. The Company will continue to monitor its operating systems throughout the year.

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

Facility Related Issues

The Company has evaluated facilities related equipment with the potential for Year 2000 related failures. The Company has determined the Year 2000 readiness of its equipment through communication with the equipment manufacturers and testing where appropriate. This assessment has determined that to the Company's knowledge the Year 2000 issue will not affect facilities related equipment. The Company believes that it has taken a prudent approach towards evaluating facilities equipment, however, it was impracticable or impossible to test certain items of equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible interruption of security, heating, telephone and other services.

Costs

The Company is evaluating the total cost of Year 2000 compliance. At this time, the Company estimates the total cost of Year 2000 related activities to be approximately $75,000, of which approximately $22,000 has been spent to date. This amount is not incremental spending and has been budgeted within the normal magnitude of Information Technology spending. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

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

Interest Rate Risk
------------------

Due to the fact that the long-term debt will mature within three years, management has determined that the fair value would not be materially different from the carrying value at July 24, 1999.

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

            (a)  Exhibits 27 Financial Data Schedule


            (b)  Reports on Form 8-K

                 A Current Report on Form 8-K dated August 2, 1999 was filed by the Company.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated    September 3, 1999             /s/ John H. Westerbeke, Jr.
         -----------------             -------------------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board,
                                       President and Principal
                                       Executive Officer


Dated    September 3, 1999             /s/ Carleton F. Bryant III
         -----------------             --------------------------
                                       Carleton F. Bryant III
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Principal Financial
                                       and Accounting Officer