Form 10-K
period 1999-10-23
WESTERBEKE CORP
filed 2000-01-21
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
                                 (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 23, 1999

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

                          Yes__X_____ No__________
                             -----      -----

      Indicate by a check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

      Aggregate market value as of January 11, 2000..............$1,964,000

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 11, 2000        1,917,812
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

Products
--------

      The Company's marine engine product line consists of 23 models of electrical generator sets, 16 models of inboard propulsion engines, and associated spare parts and accessories. The Company also offers 11 models of non-marine generator sets.

      The Company's diesel and gasoline engine-driven marine generator sets are installed in powerboats, houseboats, large sailboats and other pleasure and commercial boats to provide electricity for communication and navigational equipment, lighting, refrigeration and other galley services, and other safety, operating and convenience needs. The Company's present line of generator sets produce from 4.2 to 65 kilowatts of electricity. A generator set consists of an electrical generator and an attached diesel or gasoline engine used to drive the generator. These engines are water cooled and range from one to eight cylinders.

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

      The Company's product line includes 11 models of non-marine electrical generator sets which may be installed in fire trucks, rescue vehicles, motor coaches, refrigerated trucks and other specialty vehicles to provide electricity for lighting, refrigeration and other safety, operating and convenience needs. These generators may also be used as stand-by or secondary power sources in the event of power outages or in locations where primary power is not readily available, such as construction sites, rural areas and less developed countries.

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

      Each of the Company's products is covered by a one-year limited warranty covering parts and authorized labor. In addition, the Company offers a five-year limited warranty on certain marine generator sets. Many of the Company's suppliers also warrant their products for parts and labor. Some of the Company's major suppliers warrant their products for the duration of the Company's warranties. The Company believes it has made adequate provisions for probable warranty claims. See Note 1 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data." The Company's distributors are generally responsible for administering the Company's warranties through the dealer network. See "Marketing and Sales" below.

Governmental Regulation
-----------------------

      Many of the Company's products are subject to exhaust emission standards pursuant to regulations promulgated by the Environmental Protection Agency (the "EPA"), effective September 1, 1996, and by the State of California, effective August 1, 1995. The emission standards are intended to reduce the emissions of hydrocarbons, nitrogen oxides, carbon monoxide, particulates and smoke. It is anticipated that by January 1, 2005, all of the Company's products will be subject to such regulations.
All of the regulations include manufacturer testing requirements, mandated warranties on emissions related components, product labeling and reporting requirements. Additionally, future regulations may include provisions for selective enforcement audits and recall and repair requirements.

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

Design and Development
----------------------

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's thirteen person product engineering department, is spent in this area. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more light-weight versions of existing models. In fiscal 1999, the product engineering department focused principally on the modernization of the Company's existing product line and modifications which the Company believes will be required as a result of the emissions standards discussed above. In addition, in response to demand, the Company may expand its engine product line by manufacturing generator sets or propulsion engines with different kilowattage or horsepower than its existing models. The Company intends to introduce upgraded and new models as and when developed.

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

      For the three fiscal years ended October 1999, the Company incurred expenses of approximately $3,576,500 for design and development activities as follows: 1999 - $1,365,300, 1998 - $1,180,900 and 1997 - $1,030,300. All
these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply
-----------------------------------

      The Company's manufacturing activities are conducted in an approximately 37,500 square foot facility owned by the Company. See "Item 2
- Properties" below. The Company has approximately 86 persons employed in various manufacturing and assembly functions. See "Employees" below.

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

      The Company purchases "long block" engines from five foreign manufacturers. The Company currently purchases all of its requirements of "long block" engines on a purchase order basis rather than pursuant to long-term supply agreements. In certain cases, the Company has an agreement with its "long block" engine manufacturers to supply these component parts exclusively to the Company for marine products of the type produced by the Company. Orders for "long block" engines are dollar-denominated however, final purchase prices are subject to fluctuations in the dollar/yen exchange rate and therefore fluctuations in the dollar/yen exchange rate have had and will continue to have an effect on the cost of the Company's raw materials. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the purchase of "long block" engines on a purchase order basis has become the more common industry practice. Interruption of the supply of "long block" engines would have a material adverse effect on the Company if the time to develop new sources of supply and replacement products is longer than the time it takes to exhaust the Company's inventory of existing "long block" engines. In addition, the Company does not have long-term supply agreements with other manufacturers of other component parts or peripheral equipment. The Company believes that it can obtain these parts and equipment from a variety of sources on commercially reasonable terms. However, the disruption of its supply of these parts, equipment or "long block" engines would have a material adverse effect on the Company's operations.

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

      The manufacturing of a particular engine product requires the integration of a number of engineering, machining and assembly functions in order to produce high quality components. Prior to final assembly, the Company's manufacturing activities involve machining various metal and nonmetal component parts on computer-controlled and conventional milling machines, lathes, drill presses, welders and other machinery, modification and assembly of electrical and mechanical subassemblies, calibration of electrical devices and components and testing for variances from specifications and operating parameters. The Company has approximately 16 machine operators who satisfy approximately 95% of the Company's machining needs. The remainder of the machining is performed by independent contractors.

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

      The Company is currently considering the expansion of its manufacturing facility in order to increase its production capability and capacity. Management is exploring various alternatives, including the purchase or lease of an existing facility or building a new facility, to increase its production capabilities. Management believes that this expansion is necessary to meet customer demand for the Company's products and to maintain the Company's competitive position. See "Item 2 - Properties" below.

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

Marketing and Sales
-------------------

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through a sales representative and to distributors. In addition, the Company's sales management and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEM's). Direct sales by the Company to OEM's accounted for approximately 44%, 40%, and 42% of total sales for the fiscal years ended October 1999, 1998 and 1997, respectively.

      The Company's marine products are sold to distributors for resale to manufacturers of powerboats, houseboats, sailboats and other pleasure and commercial boats, and to boat dealers and marinas. Boat manufacturers install the Company's products as original equipment. In addition, the Company's distributors resell the Company's marine products to over 400 authorized dealers (including boatyards and marinas) located on or near major navigable waterways throughout the world. These dealers install the Company's generator sets, propulsion engines and air-conditioners as either new or replacement equipment. In addition, many of these dealers maintain inventories of spare parts and accessories in order to maintain and repair the Company's marine products.

      The Company's distributor network consists of 10 domestic and 54 foreign distributors. The Company's domestic distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. Two of the Company's foreign distributors are located and operate in Canada, one is located and operates in Mexico, 17 are located and operate in Europe, seven are located and operate in Central and South America, and ten are located and operate in the Far East. The Company also has distributors in 34 other countries throughout the world. Each distributor operates in a specified region under a distribution agreement with the Company which assigns to the distributor the nonexclusive responsibility for sales and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products which compete with the Company's products.

      Sales to international customers totaled $2,591,600 (8.9% of net sales), $2,305,300 (8.8% of net sales) and $2,843,400 (11.5% of net sales)
for the fiscal years ended October 1999, 1998 and 1997, respectively.  See
Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

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

      The Company markets the Westerbeke(R), Universal(R) and Rotary Aire(R) names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Soundings, Motor Boating and Sailing, Sail, Power & Motor Yacht and Cruising World. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings and sponsorship of exhibits at boat shows. During the fiscal years ended October 1999, 1998 and 1997, the Company incurred advertising and promotional expenses of $647,500, $528,400, and $520,900, respectively. See Note 1 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data".

      For the fiscal year ended October 23, 1999, sales to Sea Ray Boats, Inc. and Marysville Marine Distributors, Inc., accounted for approximately 26.2% and 19.8%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company.

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

Competition
-----------

      The business of manufacturing and supplying marine products is extremely competitive. The Company faces competition from a number of companies, including at least five significant competitors, some of which are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company. Such competitors may be better situated to accommodate price increases from suppliers due to fluctuations in exchange rates. In addition, the Company faces competition from similar companies as it expands its product line or seeks other non-marine applications for its product line. Although price is an important competitive factor, the Company believes that its pricing is competitive.

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

Employees
---------

      At December 31, 1999, the Company had 139 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:


Name                        Position with the Company        Age
----                        -------------------------        ---

John H. Westerbeke, Jr      Chairman, President and          59
                            Director (Class C)

John H. Westerbeke, Sr      Director (Class C)               90

Carleton F. Bryant, III     Executive Vice President,        54
                            Treasurer, Chief Operating
                            Officer and Secretary

Gerald Bench                Director (Class A)               58

Thomas M. Haythe            Director (Class B)               60

Nicholas H. Safford         Director (Class A)               67

James W. Storey             Director (Class B)               65

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

      Gerald Bench has been a director of the Company since June 1986. Mr. Bench has been the President of BFT Holdings Co., Inc., a company that invests in emerging growth businesses, since November 1996. Mr. Bench was the President and Chief Executive Officer of Hadley Fruit Orchards, Inc. from November 1996 to June 1999 and was a consultant from March 1995 to November 1996. Mr. Bench was a partner in ICAP Marine Group (consulting firm) from November 1993 to February 1995. Mr. Bench was the Chairman and President of TDG Aerospace, Inc. (manufacturer of aircraft de-icing devices) from October 1991 to November 1993. Mr. Bench was the President of Thermion, Inc. (manufacturer of heaters for aircraft de-icing devices) from April 1990 to September 1991. From July 1989 to March 1990, Mr. Bench was the general manager of Lermer Corporation (manufacturer of airline galley equipment).
Mr. Bench is the former Chairman of the Board, President, Chief Executive Officer and director of E&B Marine Inc. (marine supplies and accessories). Mr. Bench had held various executive positions with E&B Marine Inc. for more than 30 years.

      Thomas M. Haythe has been a director of the Company since June 1986. Mr. Haythe was a partner of the law firm of Torys from 1982 to January 2000. Mr. Haythe is also a director of Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments), Guest Supply, Inc. (provider of hotel guest room amenities, accessories and products) and Ramsay Youth Services, Inc. (provider of youth and educational services).

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

ITEM 2.   PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Avon, Massachusetts in an approximately 37, 500 square foot facility owned by the Company. The Company also leases a warehouse of approximately 26,000 square feet. Annual warehouse rent was approximately $145,200 in fiscal 1999 and $141,300 in fiscal 1998. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data." The Company is currently considering the expansion of its manufacturing facility in order to increase its production capability and capacity. Management is exploring various alternatives, including the purchase or lease of an existing facility or building a new facility, to increase its production capabilities.
Management believes that this expansion is necessary to meet customer demand for the Company's products and to maintain the Company's competitive position.

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

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 11, 2000, there were approximately 135 shareholders of record. The following table sets forth the range of high and low sales prices per share of the Company's Common Stock from October 26, 1997 through October 23, 1999, on the NASDAQ.


                                        Common Stock Prices
                                         High         Low
                                         ----         ---

FISCAL 1998
  First Quarter (October 26, 1997 to
   January 24, 1998)                    $4.750      $3.750

  Second Quarter (January 25, 1998 to
   April 25, 1998)                       4.250       3.250

  Third Quarter (April 26, 1998 to
   July 25, 1998)                        4.000       2.938

  Fourth Quarter (July 26, 1998 to
   October 24, 1998)                     3.375       2.625

FISCAL 1999
  First Quarter (October 25, 1998 to
   January 23, 1999)                    $3.000      $2.500

  Second Quarter (January 24, 1999 to
   April 24, 1999)                       3.625       2.188

  Third Quarter (April 25, 1999 to
   July 24, 1999)                        3.250       2.125

  Fourth Quarter (July 25, 1999 to
   October 23, 1999)                     3.000       2.375

      On January 11, 2000, the last high and low sales price for the Company's Common Stock was $2.438.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

                     ITEM 6.   SELECTED FINANCIAL DATA.

               Five Year Comparison of Selected Financial Data


                                    October 23,    October 24,    October 25,    October 26,    October 28,
                                       1999           1998           1997           1996           1995
                                    -----------------------------------------------------------------------
For the Year:                                      (In thousands, except for per share amount)

Net sales                             $29,114        $26,202        $24,620        $20,653        $18,794
Gross profit                            6,563          5,966          5,556          4,778          4,292
Selling, general and
 administrative expense                 4,359          3,684          3,106          2,672          2,514
Research and development expense        1,365          1,181          1,030            919            679

Income from operations                    839          1,100          1,420          1,187          1,099
Interest income (expense)                  60            (10)           (71)            47             43

Other income                              387              -              -              -              -

Net income                                796            644            799            737            698

Net income per share, diluted*           0.39           0.31           0.37           0.33           0.31
At end of year:
Total assets                          $15,384        $14,670        $14,811        $12,681        $10,999
Working capital                         7,616          5,650          5,800          6,315          5,908
Long-term liabilities                     647            893          1,069            520            189
Stockholders' equity                   11,381         10,719         10,136          9,841          9,091

<F*>  See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

The following table sets forth, for the years indicated, the percentages which the following items in the Consolidated Statements of Operations bear to Net Sales.


                                                               Years Ended
                                               -------------------------------------------
                                               October 23,     October 24,     October 25,
                                                  1999            1998            1997
                                               -------------------------------------------

Net sales                                        100.0%          100.0%          100.0%

Gross profit                                      22.5            22.8            22.6

Selling, general and administrative expense       15.0            14.1            12.6

Research and development expense                   4.7             4.5             4.2

Income from operations                             2.9             4.2             5.8

Interest income (expense), net                     0.2             0.0            (0.3)

Other income                                       1.3             0.0             0.0

Provision for income taxes                         1.7             1.7             2.2

Net income                                         2.7             2.5             3.2

Fiscal 1999 compared to Fiscal 1998
-----------------------------------

Net sales increased $2,911,700 or 11.1% in fiscal 1999 as compared to fiscal 1998. The increase was attributable to higher unit sales of the Company's marine generators and also an increase in the sales of spare parts and accessories, primarily the result of more favorable economic conditions benefiting the pleasure boat industry. International sales were $2,591,600 in 1999, representing 8.9% of net sales, as compared to $2,305,500 in 1998, or 8.8% of net sales.

Gross profit increased $597,600 or 10.0% in fiscal 1999 as compared to fiscal 1998. Gross profit as a percentage of sales decreased to 22.5% in fiscal 1999 as compared to 22.8% in fiscal 1998.

Selling, general and administrative expense increased $674,700 or 18.3% in fiscal 1999 as compared to fiscal 1998. The increase was primarily the result of higher legal costs associated with the legal proceeding against the Company's former "long block" supplier and also an increase in sales and marketing costs.

Research and development expense increased $184,400 or 15.6% in fiscal 1999 as compared to fiscal 1998. The increase is due to the hiring of additional engineering personnel. The Company also experienced increased costs to comply with federal and state exhaust requirements for existing and new engines. See "Business - Governmental Regulation."

Other income in the amount of $387,100 is comprised of the realized gains and losses from the sale of marketable securities.

Net interest income was $59,700 in fiscal 1999 compared to net interest expense of $9,900 in fiscal 1998. The interest income is primarily due to a decrease in the loan balance used for operating purposes and the increase in cash obtained from the sale of marketable securities during the year.

The Company's income tax expense in fiscal 1999 was $489,400 as compared to $446,700 in fiscal 1998. The effective tax rate decreased in fiscal 1999 to 38.1% as compared to 40.9% in fiscal 1998.

The Company's net income was $796,000 as compared to $643,500 in fiscal 1998. The increase is mainly attributable to the increase in sales revenues and from the sale of marketable securities.

As previously announced the Company has successfully renegotiated its exclusive agreement with its largest customer.

Fiscal 1998 compared to Fiscal 1997
-----------------------------------

Net sales increased $1,581,700 or 6.4% in fiscal 1998 as compared to fiscal 1997. The increase was attributable to higher unit sales of the Company's marine generators, primarily the result of more favorable economic conditions benefiting the pleasure boat industry. International sales were $2,305,500 in 1998, representing 8.8% of net sales, as compared to $2,843,400 in 1997, or 11.5% of net sales. The decrease in 1998 was the result of less than favorable economic conditions in the European countries.

Gross profit increased $409,400 or 7.4% in fiscal 1998 as compared to fiscal 1997. Gross profit as a percentage of sales increased to 22.8% in fiscal 1998 as compared to 22.6% in fiscal 1997.

Selling, general and administrative expense increased $578,600 or 18.6% in fiscal 1998 as compared to fiscal 1997. The increase was primarily the result of higher legal costs associated with the legal proceeding against the Company's former "long block" supplier and also an increase in the warranty expense during the year.

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

The Company's income tax expense in fiscal 1998 was $446,700 as compared to $550,000 in fiscal 1997. The effective tax rate was relatively constant in fiscal 1998 as compared to fiscal 1997.

The Company's net income was $643,500 as compared to $798,900 in fiscal 1997. The decrease is mainly attributable to the increase in selling, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

During fiscal 1999, net cash provided by operations was $859,600 as compared to $1,191,600 in fiscal 1998.

During fiscal 1999 and 1998, the Company purchased property, plant and equipment of $312,100 and $444,300, respectively. The Company plans capital
spending of approximately $750,000 during fiscal 2000.   The Company is
currently considering the expansion of its manufacturing facility in order to increase its production capability and capacity. Management is exploring various alternatives, including the purchase or lease of an existing facility or building a new facility, to increase its production capabilities. Management believes that this expansion is necessary to meet customer demand for the Company's products and to maintain the Company's competitive position. At this time the Company cannot estimate the cost of the expansion. During fiscal 1999 the Company generated cash in the amount of $1,465,000 from the sale of marketable securities.

The Company has a $4,000,000 Credit Agreement with Citizens Bank of Massachusetts (f/k/a State Street Bank and Trust Company), collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1999, and will expire on March 31, 2000. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 23, 1999, the Company had approximately $3,825,000 in unused borrowing capacity under the Credit Agreement and approximately $175,000 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.

On April 25, 1997, the Company entered into a $300,000 revolving line of credit agreement (the "1997 Revolving Line of Credit") and term loan facility with Citizens Bank of Massachusetts, collateralized by various items of emission testing and product development equipment and subject to working capital and equity covenants. On June 30, 1997, the 1997 Revolving Line of Credit terminated and automatically converted into a five-year term loan bearing a fixed interest rate of 8.11%. At October 23, 1999, the outstanding principal amount was $163,200.

On January 23, 1996, the Company entered into a $500,000 revolving line of credit agreement (the "Revolving Line of Credit") and term loan facility with Citizens Bank of Massachusetts, collateralized by various emission testing and product development equipment and subject to working capital and equity covenants. On July 31, 1996, the Revolving Line of Credit terminated and automatically converted into a five year term loan in the principal amount of $491,600 bearing a fixed interest rate of 8.08%. As of October 23, 1999, the outstanding principal amount was $178,500.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2000.

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products in fiscal 2000.

Year 2000 Compliance
--------------------

In fiscal years 1998 and 1999 the Company had developed a plan to reduce the probability of operational difficulties due to Year 2000 related failures. The components of the Company's plan included an assessment of internal systems for modification and/or replacement, communication with vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of the Company's production equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; and the development of a contingency plan. As of January 18, 2000 the Company has not experienced any Year 2000 issues.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

Market risk represents the risk of changes in the value of short-term investments and financial instruments caused by fluctuations in investment prices and interest rates.

The Company addresses market risks in accordance with established policies. The Company's risk-management activities involve risk and uncertainties and accordingly, results could differ materially from those projected.

Interest Rate Risk
------------------

Due to the fact that the long-term debt will mature within three years, management has determined that the fair value would not be materially different from the carrying value at October 23, 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                    WESTERBEKE CORPORATION AND SUBSIDIARY

                    -------------------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS

                    For the years ended October 23, 1999,
                    October 24, 1998 and October 25, 1997

KPMG LLP

      99 High Street          Telephone 617 988 1000    Telefax 617 988 0800
      Boston, MA 02110-2371



                        Independent Auditors' Report
                        ----------------------------


To the Board of Directors and Stockholders of Westerbeke Corporation:

We have audited the accompanying consolidated balance sheets of Westerbeke Corporation and subsidiary as of October 23, 1999 and October 24, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 23, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westerbeke Corporation and subsidiary as of October 23, 1999 and October 24, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 23, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       By /s/ KPMG LLP
                                       ---------------

Boston, Massachusetts
December 17, 1999


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                       October 23,    October 24,
                                                                          1999           1998
                                                                       -----------    -----------

ASSETS
Current assets:
  Cash and cash equivalents                                            $ 1,739,300    $   101,900
  Accounts receivable, net of allowance for doubtful accounts
   of $59,200 (Note 2)                                                   2,502,100      2,292,900
  Inventories (Note 3)                                                   5,640,200      5,391,600
  Prepaid expenses and other assets                                        476,900        343,000
  Prepaid income taxes                                                      35,600              -
  Deferred income taxes (Note 9)                                           577,900        578,600
                                                                       --------------------------
      Total current assets                                              10,972,000      8,708,000

Property, plant and equipment, net (Notes 4,8 and 10)                    2,027,300      2,161,500
Other assets, net (Note 5)                                               2,199,400      2,002,100
Investments in marketable securities                                        91,400      1,690,700
Note receivable - related party (Note 6)                                    93,400        108,000
                                                                       --------------------------
                                                                       $15,383,500    $14,670,300
                                                                       ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Notes 8 and 10)                   $   192,900    $   189,700
  Revolving demand note payable (Note 7)                                         -        200,000
  Accounts payable                                                       2,248,700      1,905,900
  Accrued expenses and other liabilities                                   914,000        668,900
  Accrued income taxes (Note 9)                                                  -         93,900
                                                                       --------------------------
      Total current liabilities                                          3,355,600      3,058,400
                                                                       --------------------------

Deferred income taxes (Note 9)                                              13,600        154,900
Deferred compensation                                                      409,200        320,700
Long-term debt, net of current portion (Notes 8 and 10)                    224,500        417,400
                                                                       --------------------------
      Total Liabilities                                                  4,002,900      3,951,400
                                                                       --------------------------

Commitments and contingencies (Notes 7, 8 and 10)

Stockholders' equity (Notes 11 and 12):
  Common stock, $.01 par value; authorized 5,000,000 shares; issued
   2,185,950 shares in 1999 and 1998.                                       21,900         21,900
  Additional paid-in-capital                                             6,025,300      6,025,300
  Accumulated other comprehensive income                                    16,900        151,200
  Retained earnings                                                      6,072,500      5,276,500
                                                                       --------------------------
                                                                        12,136,600     11,474,900
  Less - Treasury shares at cost, 268,138 shares in 1999 and 1998          756,000        756,000
                                                                       --------------------------
      Total stockholders' equity                                        11,380,600     10,718,900
                                                                       --------------------------
                                                                       $15,383,500    $14,670,300
                                                                       ==========================

The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years Ended
                                               ------------------------------------------
                                               October 23,    October 24,     October 25,
                                                  1999            1998            1997
                                               -----------    -----------    ------------

Net sales (Note 2)                             $29,113,700    $26,202,000    $24,620,300

Cost of sales                                   22,550,600     20,236,500     19,064,200
                                               -----------------------------------------

  Gross profit                                   6,563,100      5,965,500      5,556,100

Selling, general and administrative expense      4,359,200      3,684,500      3,105,900

Research and development expense                 1,365,300      1,180,900      1,030,300
                                               -----------------------------------------

  Income from operations                           838,600      1,100,100      1,419,900

Interest income (expense), net                      59,700         (9,900)       (71,000)

Other income, net                                  387,100              -              -
                                               -----------------------------------------

  Income before income taxes                     1,285,400      1,090,200      1,348,900

Provision for income taxes (Note 9)                489,400        446,700        550,000
                                               -----------------------------------------

Net income                                     $   796,000    $   643,500    $   798,900
                                               =========================================

Income per common share, basic                 $       .42    $       .34    $       .40
                                               =========================================
Income per common share, diluted               $       .39    $       .31    $       .37
                                               =========================================

Weighted average common shares - basic           1,917,812      1,914,546      1,995,155
                                               =========================================

Weighted average common shares - diluted         2,055,682      2,077,125      2,159,114
                                               =========================================

The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     Three years ended October 23, 1999


                                                        Accumulated
                                Common    Additional       Other
                                Stock      Paid-in     Comprehensive    Retained     Treasury    Stockholders'   Comprehensive
                                Amount     Capital        Income        Earnings       Stock         Equity          Income
                                ----------------------------------------------------------------------------------------------

October 26, 1996                $21,200   $5,959,800      $159,100     $3,834,100   $(133,200)    $ 9,841,000
Exercise of stock options           400       36,800             -              -           -          37,200
Repurchase of 223,738 shares          -            -             -              -    (622,800)       (622,800)
Unrealized gains on
 marketable securities                -            -        81,600              -           -          81,600      $  81,600
Net Income                            -            -             -        798,900           -         798,900        798,900
                                --------------------------------------------------------------------------------------------
October 25,1997                  21,600    5,996,600       240,700      4,633,000    (756,000)     10,135,900        880,500
Exercise of stock options           300       28,700             -              -           -          29,000
Unrealized gains on
 marketable securities                -            -       (89,500)             -           -         (89,500)       (89,500)
Net Income                            -            -             -        643,500           -         643,500        643,500
                                --------------------------------------------------------------------------------------------
October 24, 1998                 21,900    6,025,300       151,200      5,276,500    (756,000)     10,718,900        554,000
Unrealized gains on
 marketable securities,
 net of reclassification
 adjustments(see note)                -            -      (134,300)             -           -        (134,300)      (134,300)
Net Income                            -            -             -        796,000           -         796,000        796,000
                                --------------------------------------------------------------------------------------------

October 23, 1999                $21,900   $6,025,300      $ 16,900     $6,072,500   $(756,000)    $11,380,600      $ 661,700
                                ============================================================================================

Note: (Year ending October 23, 1999)


Unrealized holding loss arising during
 period                                      $  (2,600)
Less: reclassification adjustment for
 gains included in net income                 (131,700)
                                             ---------
    Net unrealized gains on securities       $(134,300)
                                             =========

The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Years Ended
                                                    -----------------------------------------
                                                    October 23,    October 24,    October 25,
                                                       1999           1998           1997
                                                    -----------------------------------------

Cash flows from operating activities:
Net income                                          $  796,000     $  643,500     $  798,900
  Reconciliation of net income to net cash
   provided by operating activities:
    Depreciation and amortization                      466,800        428,800        417,700
    Loss on disposal of fixed assets                     1,300         15,000              -
    Deferred income taxes                             (140,600)      (195,700)        87,500
    Changes in operating assets and liabilities:
      Accounts receivable                             (209,200)      (343,900)       369,500
      Inventories                                     (248,600)       862,700       (826,300)
      Prepaid expenses and other assets               (133,900)       (41,400)       (52,600)
      Prepaid income taxes                             (35,600)       212,000       (212,000)
      Other assets                                    (219,000)      (426,700)      (414,200)
      Accounts payable                                 342,800       (322,000)       597,600
      Accrued expenses and other liabilities           245,000        104,300          7,200
      Deferred compensation                             88,500        161,100        159,600
      Accrued income taxes payable                     (93,900)        93,900         (8,900)
                                                    ----------------------------------------
Net cash provided by operating activities              859,600      1,191,600        924,000
                                                    ----------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment           (312,100)      (444,300)      (578,000)
  Proceeds from payment of note receivable              14,600         14,800         13,800
  Proceeds from sale of marketable securities        1,465,000              -              -
  Purchase of marketable securities                          -       (234,700)      (541,700)
                                                    ----------------------------------------
Net cash provided (used in) investing activities     1,167,500       (664,200)    (1,105,900)
                                                    ----------------------------------------

Cash flows from financing activities:
  Exercise of stock options                                  -         29,000         37,200
  Net (repayments) borrowings under revolving
   demand note                                        (200,000)      (400,000)       600,000
  Purchase of treasury stock                                 -              -       (622,800)
  Proceeds from equipment line                               -              -        300,000
  Principal payments on long-term debt and
   capital lease obligations                          (189,700)      (211,400)      (176,100)
                                                    ----------------------------------------
Net cash provided (used) by financing activities      (389,700)      (582,400)       138,300
                                                    ----------------------------------------

Increase(Decrease) in cash and cash equivalents      1,637,400        (55,000)       (43,600)
Cash and cash equivalents, beginning of year           101,900        156,900        200,500
                                                    ----------------------------------------
Cash and cash equivalents, end of year              $1,739,300     $  101,900     $  156,900
                                                    ========================================

Supplemental cash flow disclosures:
  Interest paid                                     $   92,500     $  167,600     $  136,600
  Income taxes paid                                 $  668,900     $  266,000     $  849,000
Supplemental disclosures of non-cash flow items:
  Equipment purchase under capital lease                     -              -        175,000
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes       $   (2,600)    $  (89,500)    $   81,600
                                                    ========================================

The accompanying notes are an integral part of the consolidated financial statements.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 23, 1999, October 24, 1998 and October 25, 1997

1.  Summary of Significant Accounting Policies:

The Company is primarily engaged in the business of designing, manufacturing and marketing marine engine and air-conditioning products.

Principles of Consolidation

The consolidated financial statements include the accounts of Westerbeke Corporation (the "Company"), and its wholly owned subsidiary, Westerbeke International, Inc. (a foreign sales corporation). Westerbeke
International, Inc. was inactive during fiscal years 1999, 1998, and 1997.

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

Investments in Marketable Securities

Marketable investment securities at October 23, 1999 and October 24, 1998 consist of equity securities in various mutual funds. The Company employs the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement
115). Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

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

Marketable investment securities held in connection with the deferred compensation arrangement are classified as trading securities. All other marketable securities are classified as available-for-sale. Equity securities are stated at the fair market value at October 23, 1999 and at October 24, 1998. The total cost of the marketable securities at October 23, 1999 was $65,300. The total cost of marketable securities at October 24, 1998 was $1,437,500. Unrealized holding gains in investment securities, net of income taxes, which is included in accumulated other comprehensive income at October 23, 1999 and October 24, 1998 were $16,900 and $151,200, respectively.

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
Equipment under capital lease               5 - 10 years
Intangibles                                 3 - 17 years

Intangible assets, primarily acquired patents, are classified in other assets. Maintenance and repairs are charged to expense in the period incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any gain or loss is credited or charged to income.

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

Product Warranty Cost

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $300,000 and $330,000 is included in accrued expenses and other liabilities at October 23, 1999 and October 24, 1998, respectively.

Advertising

Advertising and promotional expenditures are expensed as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

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


                                                       For the twelve months ended:
                         October 23, 1999                    October 24, 1998                    October 25, 1997
                 --------------------------------    --------------------------------    --------------------------------
                  Income                    Net       Income                    Net       Income                    Net
                 per share      Shares     Income    per share      Shares     Income    per share      Shares     Income
                 --------------------------------------------------------------------------------------------------------

Basic              $.42       1,917,812    $796,000    $.34       1,914,546    $643,500    $.40       1,995,155    $798,900
Effect of
Stock options      (.03)        137,870                (.03)        162,579                (.03)        163,959
                   --------------------------------    --------------------------------    --------------------------------

Diluted            $.39       2,055,682    $796,000    $.31       2,077,125    $643,500    $.37       2,159,114    $798,900

2.  Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company. Four customers accounted for approximately 64%, 61% and 58% of Company revenues for the fiscal years ended 1999, 1998 and 1997, respectively. The loss of one of these customers could adversely affect the Company's profitability.

Net sales include export sales, primarily to customers in the Netherlands, England, Italy, South Africa and Puerto Rico of approximately $2,591,600, $2,305,500 and $2,843,400 for fiscal years ended October 23, 1999, October
24, 1998, and October 25, 1997, respectively.   In fiscal 1999, two
customers each accounted for sales in excess of 10% of net sales as follows:
$7,657,400 and $5,791,000. In fiscal 1998, three customers each accounted for sales in excess of 10% of net sales as follows: $5,878,000, $4,827,900 and $2,788,500. In fiscal 1997, two customers each accounted for sales in excess of 10% of net sales as follows: $5,656,600 and $4,193,700.

At October 23, 1999, two customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows:
$550,700, and $531,100. At October 24, 1998, three customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $537,700, $490,000, and $308,800. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.

3.  Inventories

Inventories consist of the following:


                        October 23, 1999    October 24, 1998
                        ----------------    ----------------

Raw materials              $4,539,800          $4,416,300

Work-in-process               762,400             530,300

Finished goods                338,000             445,000
                           ----------          ----------
                           $5,640,200          $5,391,600
                           ==========          ==========

The Company uses the last-in, first-out (LIFO) method to value inventory. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $1,078,600 and $892,500 higher at October 23, 1999 and October 24, 1998, respectively, if the first-in, first-out (FIFO) method had been used. In 1998, inventory was reduced resulting in liquidation of LIFO inventory layers. The effect of the inventory reductions was to reduce cost of sales by approximately $176,300. Inventory cost determined on the FIFO method approximates replacement or current cost.

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

4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:


                                      October 23, 1999    October 24, 1998
                                      ----------------    ----------------

Land                                     $   48,000          $   48,000
Building and building improvements        1,386,100           1,352,200
Furniture and fixtures                      458,800             447,500
Machinery, patterns and equipment         3,354,100           3,091,800
Transportation equipment                     51,500              51,500
Leasehold improvements                       20,400              20,400
Equipment under capital lease               769,200             769,200
                                         ----------          ----------
                                          6,088,100           5,780,600
Less accumulated depreciation             4,060,800           3,619,100
                                         ----------          ----------
                                         $2,027,300          $2,161,500
                                         ==========          ==========

The Company incurred depreciation expense of approximately $445,100, $407,100, and $396,000 for fiscal years 1999, 1998, and 1997, respectively.

5.  Other Assets

The Company has entered into a split-dollar insurance arrangement with John
H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company, as part of his employment agreement (see note 10), pursuant to which the Company will pay the premium costs of certain life insurance policies. Upon surrender of the policies or payment of the death benefit, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke Jr. or his beneficiaries. Included in other assets at October 23, 1999 and October 24, 1998 is $1,470,300 and $1,345,000,
respectively, which represents the cumulative value of insurance premiums paid to date.

6.  Note Receivable-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company. The principal amount of the secured loan at October 23, 1999 and October 24, 1998 was $93,400 and $108,000, respectively. The loan was used by Mr. Westerbeke, Jr. to purchase a 40-foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke, Jr. pursuant to a lease expiring in July 2004 at a rental of $2,793 per month (see Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.

7.  Revolving Demand Note Payable

The Company has a $4,000,000 Credit Agreement with Citizens Bank of Massachusetts (f/k/a State Street Bank and Trust Company), collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1999 and will expire on March 31, 2000. The Company believes that it will be able to continue to extend the term of the Credit Agreement on commercially reasonable terms. As of October 23, 1999, the Company had approximately $3,825,000 in unused borrowing capacity under the Credit Agreement and approximately $175,000 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.

8.  Long-Term Debt


                                                 October 23, 1999    October 24, 1998
                                                 ----------------    ----------------

Term Loan with an interest rate of 8.08% in
 1999 and 1998, with repayment terms through
 July 2001.                                          $178,500            $275,900

Capital Lease with an interest rate of 8.75%
 with repayment terms through September 2001.          75,700             110,400

Term Loan with an interest rate of 8.11% in
 1999 and 1998, with repayment terms through
 June 2002.                                           163,200             220,800
                                                     ----------------------------
                                                      417,400             607,100
Less current portion                                  192,900             189,700
                                                     ----------------------------
Long term debt net of current portion                $224,500            $417,400
                                                     ============================

Both term loans are collateralized by various emission testing and product development equipment and subject to working capital and equity covenants.

Aggregate maturities of long-term debt for each of the ensuing five years are as follows:


                      Year          Amount
                      ----          ------

                      2000          192,900
                      2001          176,500
                      2002           48,000
                                   --------
                                   $417,400
                                   ========

9.  Income Taxes

Income tax expense attributable to income from continuing operations consists of:


                                    Years Ended
              --------------------------------------------------------
              October 23, 1999    October 24, 1998    October 25, 1997
              ----------------    ----------------    ----------------

Federal:
  Current         $413,700            $444,000            $483,200
  Deferred         (36,300)           (111,500)            (59,700)
                  ------------------------------------------------
                   377,400             332,500             423,500
                  ------------------------------------------------

State:
  Current          123,200             134,800             144,900
  Deferred         (11,200)            (20,600)            (18,400)
                  ------------------------------------------------
                   112,000             114,200             126,500
                  ------------------------------------------------
      Total       $489,400            $446,700            $550,000
                  ================================================

The Company has no available book or tax net operating loss carryforwards.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:


                                                     Years Ended
                               --------------------------------------------------------
                               October 23, 1999    October 24, 1998    October 25, 1997
                               ----------------    ----------------    ----------------

Provision at statutory rate        $437,000            $370,700            $458,600

State tax provision,
 net of federal tax benefit          74,000              75,400              83,500
Other, net                          (21,600)                600               7,900
                                   ------------------------------------------------
Total                              $489,400            $446,700            $550,000
                                   ================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 23, 1999 and October 24, 1998 are presented below.

                                              October 23, 1999    October 24, 1998
                                              ----------------    ----------------

Deferred tax assets:
  Accounts receivable reserve                     $113,600            $112,400
  Inventory reserves and capitalization            343,500             333,300
  Accrued bonus                                    197,000             144,400
  Warranty reserve                                 120,800             132,900
                                                  ----------------------------
      Total gross deferred tax assets              774,900             723,000
                                                  ----------------------------

Deferred tax liabilities:
  Fixed assets, principally due to
   accelerated depreciation methods               (199,200)           (197,300)
  Unrealized gain on marketable securities         (11,400)           (102,000)
                                                  ----------------------------
      Total gross deferred tax liabilities        (210,600)           (299,300)
                                                  ----------------------------

Net deferred tax assets                           $564,300            $423,700
                                                  ============================

There was no net change in the total valuation allowance for the year ended October 23, 1999. Management believes that the realization of deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income.

10. Commitments and Contingencies

Lease Obligations

The Company has lease agreements for a warehouse and certain equipment (see note 6) expiring at various dates through 2004. Rental expense under operating leases was $173,000, $173,200, and $169,100 for the years ended October 23, 1999, October 24, 1998 and October 25, 1997, respectively.

The following capital leases are included in property, plant and equipment:


                                         1999        1998
                                         ----        ----

      Property, plant and equipment    $769,200    $769,200
      Less accumulated amortization     645,000     627,500
                                       --------    --------
                                       $124,200    $141,700
                                       ========    ========

The future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


Year                                   Operating
----                                   ---------

2000                                   $177,800
2001                                    182,000
2002                                    132,600
2003                                     33,500
2004                                     33,500
                                       --------

Total future minimum lease payments    $559,000
                                       ========

Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 23, 1999, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $175,000 (see note 7).

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

In March 1996, the board of directors and the stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Option Plan"), under which 150,000 shares of common stock have been made available. As of October 23, 1999, there has been no activity under the 1996 Option Plan.

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

Information for fiscal years 1997, 1998 and 1999, with respect to the Option Plan, is as follows:


                                                      Weighted average
                                                      exercise price of
                                           Shares     shares under plan
                                           ------     -----------------

Balance outstanding at October 26, 1996    175,000          $1.125
  Exercised                                (25,000)          1.125
                                           -------

Balance outstanding at October 25, 1997    150,000           1.125
                                           -------

Balance outstanding and exercisable at
 October 24, 1998 and October 23, 1999     150,000          $1.125
                                           =======

The outstanding options expire on various dates through May 2003. Options for 88,100 shares are available for future grant under the Option Plan.

The following table summarizes information concerning currently outstanding and exercisable options under the Option Plan as of October 23, 1999:


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

Information for fiscal years 1997, 1998, and 1999, with respect to the Supplemental Plan, is as follows:


                                                     Weighted average
                                                     exercise price of
                                           Shares    shares under plan
                                           ------    -----------------

Balance outstanding at October 26, 1996    156,400         $1.478
  Exercised                                 (9,000)         1.000
                                           -------
Balance outstanding at October 25, 1997    147,400          1.507
  Exercised                                (29,000)         1.507
                                           -------

Balance outstanding at October 24, 1998    118,400          1.631
                                           -------

Balance outstanding at October 23, 1999    118,400          1.631
                                           -------

Balance exercisable at October 23, 1999    111,740         $1.549
                                           -------

The following table summarizes information concerning currently outstanding and exercisable options under the Supplemental Plan as of October 23, 1999:


                                  Weighted
                                   average        Weighted
   Range of                       remaining        average                         Weighted
   exercise         Number       contractual     outstanding       Options          average
    prices        outstanding    life (years)    option price    exercisable    exercise price

$.875 - $3.000      118,400          4.0            $1.631         111,740          $1.549

The outstanding options expire on various dates through June 2006. Options for 41,300 shares are available for future grant under the Supplemental Plan.

Preferred Stock

As of October 23, 1999 and October 24, 1998, 1,000,000 shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.

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

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 23, 1999, there has been no activity under the Purchase Plan.

13. Employee Benefit Plan

In 1994, the Company started an Employee Deferred Compensation Plan that covers all employees over 21 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on up to 8% of their annual compensation. The Company contributed $41,800, $38,800 and $37,000 for the fiscal years ended October 23, 1999, October 24, 1998 and October 25, 1997, respectively.

14. Quarterly Financial Data (Unaudited)
    (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 23, 1999 and October 24, 1998 is as follows:


                                                                                   Fiscal
Fiscal 1999:                               First    Second     Third    Fourth      Year
                                          -----------------------------------------------
Net sales                                 $5,447    $7,602    $7,571    $8,494    $29,114
Gross profit                                 956     1,896     1,838     1,873      6,563
Income (loss) from operations               (190)      506       562       (39)       839
Other income (loss)                          (31)      504       (65)      (21)       387
Net income (loss)                           (110)      581       319         6        796
Net income (loss) per share, diluted       (0.06)     0.28      0.16      0.01       0.39


                                                                                   Fiscal
Fiscal 1998:                               First    Second     Third    Fourth      Year
                                          -----------------------------------------------
Net sales                                 $4,960    $7,225    $7,622    $6,395    $26,202
Gross profit                                 885     1,573     1,863     1,645      5,966
Income from operations                      (142)      348       642       252      1,100
Net income                                   (54)      173       367       158        644
Net income (loss) per share, diluted       (0.03)     0.08      0.18      0.08       0.31

New Accounting Pronouncements

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

                                 SCHEDULE II
                    WESTERBEKE CORPORATION AND SUBSIDIARY

                      VALUATION AND QUALIFYING ACCOUNT
           For the years ended October 23, 1999, October 24, 1998
                            and October 25, 1997


                                     Balance at     Charged to    Charged                   Balance
                                    Beginning of    Costs and     To Other                  at End
                                       Period       Expenses      Accounts    Deductions    of Year

1997
Allowance for doubtful accounts       $60,700            -           -          (3,200)     $63,900

1998
Allowance for doubtful accounts       $63,900            -           -           4,700      $59,200

1999
Allowance for doubtful accounts       $59,200            -           -               -      $59,200

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND  FINANCIAL DISCLOSURE.

      Not applicable.

                                 PART  I I I

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain biographical information concerning the directors of the Company as of January 1, 2000 is set forth below. Such information was furnished by them to the Company.


                                                  Certain
Name of Director           Age            Biographical Information
----------------           ---            ------------------------

GERALD BENCH               58    President, BFT Holdings Co., Inc. (investor
                                 in emerging growth businesses) since
                                 November 1996; President and Chief
                                 Executive Officer, Hadley Fruit Orchards,
                                 Inc. from November 1996 to June 1999;
                                 Consultant, Hadley Fruit Orchards, Inc.
                                 from March 1995 to November 1996; Partner,
                                 ICAP Marine Group (consulting firm) from
                                 November 1993 to February 1995; Chairman
                                 and President, TDG Aerospace, Inc.
                                 (manufacturer of aircraft de-icing devices)
                                 from October 1991 to November 1993;
                                 President, Thermion, Inc. (manufacturer of
                                 heaters for aircraft de-icing devices) from
                                 April 1990 to September 1991; General
                                 Manager, Lermer Corporation (manufacturer
                                 of airline galley equipment) from June 1989
                                 through March 1990; former Chairman of the
                                 Board, President, Chief Executive Officer
                                 and Director of E&B Marine Inc. (marine
                                 supplies and accessories) from prior to
                                 1988; Director of the Company since June
                                 1986

THOMAS M. HAYTHE           60    Partner, Torys (attorneys) from 1982 to
                                 January 2000; Director: Novametrix Medical
                                 Systems Inc. (manufacturer of electronic
                                 medical instruments), Guest Supply, Inc.
                                 (provider of hotel guest room amenities,
                                 accessories and products) and Ramsay Youth
                                 Services, Inc. (provider of youth and
                                 educational services); Director of the
                                 Company since June 1986.

NICHOLAS H. SAFFORD        67    President, Nicholas H. Safford & Co., Inc.
                                 (investment counselor and private trustee)
                                 since 1983 and from 1979 to 1981; former
                                 president and director of Wendell, Safford
                                 & Co., Inc. (investment counseling firm)
                                 from 1982 to 1983; former vice president
                                 and director of David L. Babson & Co., Inc.
                                 (investment counseling firm) prior to 1978;
                                 Director of the Company since February
                                 1991.

JAMES W. STOREY            65    Consultant since January 1993; President,
                                 Wellingsley Corporation (private investment
                                 management company) from December 1986
                                 through December 1992; President and Chief
                                 Executive Officer of Codex Corporation, a
                                 subsidiary of Motorola, Inc. from 1982 to
                                 1986; Vice President of Motorola, Inc. from
                                 1982 to 1986; Director: Progress Software
                                 Corporation (software); Director of the
                                 Company since June 1986.

JOHN H. WESTERBEKE, JR.    59    President of the Company since 1976;
                                 Director of the Company since 1976;
                                 Chairman of the Board of Directors of the
                                 Company since June 1986.

JOHN H. WESTERBEKE, SR.    90    Founder of the Company; Presently serving
                                 in various engineering capacities with the
                                 Company; Chairman of the Board of Directors
                                 of the Company from 1946 to June 1986.

      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in Part I hereof.

      The Board of Directors of the Company consists of three classes of directors, Class A, Class B and Class C. Directors in each class are elected for a term of three years. The term of office of the Class B directors will expire at the Annual Meeting of Stockholders to be held in 2000. Class C and Class A directors will be elected at the Annual Meetings to be held in 2001 and 2002, respectively. Mr. Bench and Mr. Safford are Class A directors, Messrs. Haythe and Storey are Class B directors and Messrs. Westerbeke, Jr. and Westerbeke, Sr. are Class C directors.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 23, 1999 all
Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal years ended October 23, 1999, October 24, 1998 and October 25, 1997 concerning the compensation paid or awarded to the Chief Executive Officer and the other executive officer of the Company.

                         SUMMARY COMPENSATION TABLE


                                                 Annual Compensation
                                              -------------------------
                                     Fiscal
             Name and                 Year
             Principal                Ended                                  All Other
             Position                October    Salary          Bonus       Compensation
----------------------------------------------------------------------------------------
John H. Westerbeke, Jr.               1999    $226,190(1)    $ 84,723(2)    $ 33,385(7)
President, Chairman of the Board      1998     214,488(3)      53,838(4)      31,622(7)
of Directors and Class C Director     1997     206,852(5)     130,447(6)      37,262(7)

Carleton F. Bryant, III               1999    $ 94,500       $ 61,115              -
Executive Vice President,             1998      94,500         72,998              -
Treasurer, Chief Operating Officer    1997      94,500         44,545              -
and Secretary

--------------------
<F1>  Includes $73,100 of salary earned in fiscal year 1999, payment of which has been deferred.
<F2>  Includes a $79,682 bonus earned in fiscal year 1999, payment of which has been deferred.
<F3>  Includes $61,842 of salary earned in fiscal year 1998, payment of which has been deferred.
<F4>  Includes a $49,628 bonus earned in fiscal year 1998, payment of which has been deferred.
<F5>  Includes $53,762 of salary earned in fiscal year 1997, payment of which has been deferred.
<F6>  Includes a $125,571 bonus earned in fiscal year 1997, payment of which has been deferred.
<F7>  Includes amounts ($19,825, $18,062 and $14,750 in fiscal 1999, 1998 and 1997, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 23, 1999, October 24, 1998 and October 25, 1997 for the period from the date on which each premium was paid until March 31, 2001 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid).

      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 23, 1999.

      The following table sets forth the number and value of options held by the executive officers named in the Summary Compensation Table during the fiscal year ended October 23, 1999.

                      OPTION VALUES AT OCTOBER 23, 1999


                                      Number of                  Value of Unexercised
                                      Unexercised                  In-the-Money(1)
                                      Options at                      Options at
                                   October 23, 1999                October 23, 1999
                             ------------------------------------------------------------
Name                         Exercisable    Unexercisable    Exercisable    Unexercisable
-----------------------------------------------------------------------------------------
John H. Westerbeke, Jr.        150,000            -           $249,000            -

Carleton F. Bryant, I I I       75,000            -           $122,600            -

--------------------
<F1>  In-the-money options are those where the fair market value of the
      underlying Common Stock     exceeds the exercise price of the option.
      The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

Employment Agreements
---------------------

      The Company has an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, which provides for his employment by the Company at an annual base salary, subject to increases based upon the Consumer Price Index and at the discretion of the Company. During fiscal 1999, Mr. Westerbeke's salary was $226,190, which included $73,100 of salary which has been deferred. The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. In September 1996, the Board of Directors established an incentive plan for Mr. Westerbeke pursuant to which Mr. Westerbeke will have an annual bonus opportunity, based on net income and increases in sales, in each of the four years beginning with the 1997 fiscal year. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke as described below. The Agreement may be terminated by the Company upon the disability of Mr. Westerbeke, by the Company with or without cause, and by Mr. Westerbeke in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the Agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three year period and is required to pay any premiums payable on the split-dollar life insurance policies on his life for a three year period. Under the Agreement, Mr. Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment.

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

      The Company has an agreement with John H. Westerbeke, Sr., a director of the Company, which provides for his employment by the Company at an annual salary of $35,000 until Mr. Westerbeke, Sr. retires. This agreement also provides that following his retirement, Mr. Westerbeke, Sr. will act as consultant to the Company at an annual consulting fee of $30,000. The Company paid Mr. Westerbeke, Sr. $35,000 during fiscal 1999.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      During the Company's past fiscal year, Thomas M. Haythe, a director of the Company and a member of the Compensation Committee, was a partner of the law firm of Torys, which firm acted as legal counsel to the Company during the past fiscal year. It is expected that Torys will continue to render legal services to the Company in the future.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 2000, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholding as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.


                                          Shares of Common Stock
Name and Address                             Owned Beneficially           Percent of Class
------------------------------------------------------------------------------------------
Paul B. Luber                                     133,255 (1)                   6.9%
  4201 North Oakland Avenue
  Shorewood, Wisconsin 53211

Gerald Bench                                        8,880 (2)                      *
  17 1/2 Passaic Avenue
  Spring Lake, New Jersey 07762

Thomas M. Haythe                                   13,880 (3)                      *
  Avon Industrial Park
  Avon, Massachusetts 02322

Nicholas H. Safford                                10,100 (4)                      *
  9 Cleaves Street
  Rockport, Massachusetts 01966

James W. Storey                                    17,880 (5)                      *
  3 Saddle Ridge Road
  Dover, Massachusetts 02030

John H. Westerbeke, Jr                          1,248,250 (6)                  60.4%
  Avon Industrial Park
  Avon, Massachusetts 02322

John H. Westerbeke, Sr                                  0                          -
  Avon Industrial Park
  Avon, Massachusetts 02322

Carleton F. Bryant, III                            75,000 (7)                   3.8%
  Avon Industrial Park
  Avon, Massachusetts 02322

All Directors and Officers as a Group           1,373,990(2)(3)(4)(5)(6)(7)    63.0%
 (seven persons)

--------------------
<F*>  Less than one percent.
<F1>  Information as to these holdings is based upon a report on Schedule
      13D filed with the Securities and Exchange Commission by Mr. Paul B. Luber. Such report indicates that Mr. Luber has sole voting and dispositive power with respect to 133,255 shares, of which 53,555 shares are directly owned by Mr. Luber and 79,700 shares are owned by Great Lakes Capital Holdings, LLP, a limited liability partnership of which Mr. Luber is a general partner.
<F2>  Consists of 8,880 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bench.
<F3>  Includes 8,880 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.
<F4>  Consists of 10,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Safford.
<F5>  Includes 8,880 shares issuable upon the exercise of presently exercisable stock options held by Mr. Storey.
<F6>  Includes 150,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Westerbeke, Jr.
<F7>  Consists of 75,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bryant.

      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company leases a 40-foot sailboat from Mr. Westerbeke, Jr. the Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to a lease expiring in July 2004. The Company pays an annual rental to him of $33,500 and also pays approximately $10,000 to $15,000 of annual expenses in connection with the operation and maintenance of the sailboat. The Company makes use of the sailboat to evaluate the performance of its marine engine products and for other corporate purposes. In July 1994, Mr. Westerbeke, Jr. executed a promissory note payable to the Company in the principal amount of $165,000. The proceeds of the loan were used by Mr. Westerbeke, Jr. to purchase the sailboat which is leased to the Company as described above. The loan, which is due June 1, 2004, is payable in equal monthly installments which commenced on July 1, 1994, together with interest at 7.75% per annum and is secured by the sailboat. Management of the Company believes that the terms of the lease and of the secured loan are no less favorable to the Company than it could obtain from an unrelated party.

      During the Company's past fiscal year, Thomas M. Haythe, a Class B director of the Company, was a partner of the law firm of Torys, which firm has acted as legal counsel to the Company during the past fiscal year. It is expected that Torys will continue to render legal services to the Company in the future.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

          (a)  1.  Financial Statements:

          Included in PART II of this report:                 Page
            Report of KPMG LLP                                 24

          Consolidated Balance Sheets at
           October 23, 1999 and October 24, 1998               25

          Consolidated Statements of Operations
           for the three years in the period ended
           October 23, 1999                                    26

          Consolidated Statements of Stockholders'
           Equity and Comprehensive Income for the
           three years in the period ended October 23, 1999    27

          Consolidated Statements of Cash Flow
           for the three years in the period ended
           October 23, 1999                                    28

          Notes to Consolidated Financial Statements           29

          2.  Financial Statement Schedule:

          Included in PART II of this report:

          Schedule II - Valuation and Qualifying
           Account for the three years in the period
           ended October 23, 1999                              41

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

          (b)  Current Reports on Form 8-K:

                During the fiscal quarter ended October 23, 1999, the Company did not file any Current Reports on Form 8-K.

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

Dated:  January 21, 2000

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

Dated:  January 21, 2000
                                       By /s/ John H. Westerbeke, Jr.
                                          ---------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer

Dated:  January 21, 2000               By /s/ Carleton F. Bryant III
                                          --------------------------
                                          Carleton F. Bryant III
                                          Executive Vice President,
                                          Chief Operating Officer and
                                          Principal Financial
                                          and Accounting Officer

Dated:  January 21, 2000               By /s/ Gerald Bench
                                          ----------------
                                          Gerald Bench
                                          Director

Dated:  January 21, 2000               By /s/ Thomas M. Haythe
                                          --------------------
                                          Thomas M. Haythe
                                          Director

Dated:  January 21, 2000               By /s/ Nicholas H. Safford
                                          -----------------------
                                          Nicholas H. Safford
                                          Director

Dated:  January 21, 2000               By /s/  James W. Storey
                                          --------------------
                                          James W. Storey
                                          Director

Dated:  January 21, 2000               By /s/ John H. Westerbeke , Sr.
                                          ----------------------------
                                          John H. Westerbeke, Sr.
                                          Director


                              Index to Exhibits
                              -----------------

Exhibit
  No.                   Name of Exhibit                               Page
-------                 ---------------                               ----

  2        Agreement and Plan of Merger between the Company
           and J.H. Westerbeke Corporation, a Massachusetts
           corporation                                                 (1)

  3(a)     Certificate of Incorporation of the Company (as
           amended)                                                    (1)

  3(b)     By-Laws of the Company

 10(a)     Agreement dated as of June 30, 1986 by and
           between the Company and John H. Westerbeke, Sr              (1)

 10(b) 1986 Stock Option Plan of the Company as amended on January 6, 1987 and on May 26, 1988

 10(c)     1986 Employee Stock Purchase Plan of the
           Company                                                     (1)

 10(d)     Supplemental Stock Option Plan of the
           Company

 10(e)     1996 Stock Option Plan of the Company                       (4)

 10(f)     Agreement dated as of June 1, 1986 by and among
           the Company, Ruth A. Westerbeke, John H.
           Westerbeke, Jr., John H. Westerbeke, Sr. and
           Ruth A. Westerbeke, as trustees                             (1)

 10(g)     Form of Agreement with Distributors - Domestic              (2)

 10(h)     Form of Agreement with Distributors - International         (1)

 10(i)     Supplemental Medical Insurance Policy                       (1)

 10(j) Employment Agreement dated March 24, 1993 between the Company and John H. Westerbeke, Jr.,
           Chairman, President and Chief Executive Officer of the Company

 10(k)     Employment Agreement dated May 14, 1993
           and Confidentiality Agreement dated May 14, 1993 between the Company and Carleton F. Bryant III,
           Chief Operating Officer of the Company

 10(l)     Security Agreement dated January 23, 1996
           by the Company in favor of State Street Bank
           and Trust Company                                           (3)

 10(m)     Note of the Company dated January 23, 1996,
           due June 30, 2001 in the principal amount of
           $500,000 payable to the order of State Street Bank
           and Trust Company                                           (3)

 10(n)     Note of the Company dated April 25, 1997,
           due June 30, 2002 in the principal amount of
           $300,000 payable to the order of State Street Bank
           and Trust Company                                           (5)

 10(o)     Loan Facility Agreement dated April 23, 1998
           between the Company and State Street Bank
           and Trust Company                                           (6)

 10(p)     Letter Agreement dated April 8, 1998 between
           the Company and State Street Bank and Trust
           Company                                                     (6)

 10(q)     Note of the Company dated April 3,1998,
           due March 31, 1999 in the principal amount of
           $4,000,000 payable to the order of State Street
           Bank and Trust Company                                      (6)

 10(r)     Lease dated February 3, 1999 by and between
           Urban Equities and the Company                              (7)

 21        Subsidiary of the Company

 23        Consent of KPMG Peat Marwick LLP

 24        Power of Attorney                                    (See Page 54
                                                                of Annual
                                                                Report on
                                                                Form 10-K)

 27        Financial Data Schedule

[FN]
--------------------
<F1>  Incorporated by reference to Exhibits to Registration Statement
      No. 33-6972 filed with the Securities and Exchange Commission.
<F2>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 28, 1995.
<F3>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended January 27, 1996.
<F4>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 26, 1996.
<F5>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended April 26, 1997.
<F6>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended April 25, 1998.
<F7>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended January 23, 1999.