Form 10-Q
period 2000-01-22
WESTERBEKE CORP
filed 2000-03-06
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:        January 22, 2000
                                                  ----------------

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                       Commission file number  0-15046
                                               -------

                           Westerbeke Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                        Delaware                    04-1925880
           --------------------------------------------------------
           (State or other jurisdiction of       (I.R.S. employer
            incorporation or organization)      Identification No.)

             Avon Industrial Park, Avon, Massachusetts     02322
             ------------------------------------------------------
              (Address of principal executive office)    (Zip Code)

     Registrant's telephone number, including area code  (508) 588-7700
                                                         --------------

                                  No Change
                  -----------------------------------------
                  (Former name, former address and former
                  fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]  No  [ ]
                                  -----    -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                Outstanding at
                         Class                  March 1, 2000
              ----------------------------      --------------
              Common Stock, $.01 par value        1,917,812


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                      Page
Part I - Financial Information

  Item 1 - Consolidated Financial Statements

    Consolidated Balance Sheets as
     of January 22, 2000 and
      October 23, 1999                                                   3

    Consolidated Statements of
     Operations for the three
      months ended January 22, 2000
       and January 23, 1999                                              4

    Consolidated Statements of
     Cash Flows for the three
      months ended January 22, 2000
       and January 23, 1999                                              5

    Notes to Consolidated
     Financial Statements                                              6-8

  Item 2 -

    Management's Discussion and
     Analysis of Financial Condition
      and Results of Operations                                       9-11

  Item 3 -

    Quantitative and Qualitative Disclosures
     About Market Risk                                                  12

Part II - Other Information                                             13

Signatures                                                              14



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                January 22,    October 23,
                                                   2000           1999
                                                --------------------------
                                                (Unaudited)      Audited

ASSETS
Current assets:
  Cash and cash equivalents                     $   177,200    $ 1,739,300
  Accounts receivable, net of allowance for
   doubtful accounts of $59,200                   3,680,400      2,502,100
  Inventories (Note 2)                            7,875,100      5,640,200
  Prepaid expenses and other assets                 593,100        476,900
  Prepaid income taxes                                    -         35,600
  Deferred income taxes                             577,900        577,900
                                                --------------------------
      Total current assets                       12,903,700     10,972,000
                                                --------------------------

Property, plant and equipment, net                2,180,900      2,027,300
Other assets, net                                 2,198,500      2,199,400
Investments in marketable securities                 88,400         91,400
Note receivable - related party                      87,800         93,400
                                                --------------------------
                                                $17,459,300    $15,383,500
                                                ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt             $   193,400    $   192,900
  Revolving demand note payable                     400,000              -
  Accounts payable                                3,216,600      2,248,700
  Accrued income taxes                              146,700              -
  Accrued expenses and other liabilities          1,175,600        914,000
                                                --------------------------
      Total current liabilities                   5,132,300      3,355,600
                                                --------------------------

Deferred income taxes                                 4,300         13,600
Deferred compensation                               424,500        409,200
Long-term debt, net of current portion              177,900        224,500
                                                --------------------------
Total liabilities                                 5,739,000      4,002,900
                                                --------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued 2,185,950 shares         21,900         21,900
  Additional paid-in-capital                      6,025,300      6,025,300
  Accumulated other comprehensive income
   (Note 3)                                           3,200         16,900
  Retained earnings                               6,425,900      6,072,500
                                                --------------------------
                                                 12,476,300     12,136,600
  Less - Treasury shares 268,138 at cost            756,000        756,000
                                                --------------------------
      Total stockholders' equity                 11,720,300     11,380,600
                                                --------------------------
                                                $17,459,300    $15,383,500
                                                ==========================

The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                  -------------------------
                                                  January 22,  January 23,
                                                     2000         1999
                                                  -------------------------
                                                        (Unaudited)

Net sales                                         $8,791,100    $5,446,800
Cost of sales                                      6,641,500     4,490,800
                                                  ------------------------
  Gross profit                                     2,149,600       956,000
Selling, general and administrative expense        1,203,700       818,300
Research and development expense                     348,500       327,400
                                                  ------------------------
  Income (loss) from operations                      597,400      (189,700)
Interest and dividend income, net                      8,900        36,200
Other expenses, net                                   10,400        30,700
                                                  ------------------------
  Income (loss) before income taxes                  595,900      (184,200)
Provision for income taxes (benefit)                 242,500       (73,700)
                                                  ------------------------

Net income (loss)                                 $  353,400    $ (110,500)
                                                  ========================
Income (loss) per common share, basic             $      .18    $     (.06)
                                                  ========================
Income (loss) per common share, diluted           $      .17    $     (.06)
                                                  ========================

Weighted average common shares, basic              1,917,812     1,917,812
                                                  ========================
Weighted average common shares, diluted            2,049,559     1,917,812
                                                  ========================

The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                           --------------------------
                                                           January 22,    January 23,
                                                              2000           1999
                                                           --------------------------
                                                                  (Unaudited)

Cash flows from operating activities:
Net income (loss)                                          $   353,400    $ (110,500)
  Reconciliation of net income (loss) to net cash
   used by operating activities:
    Depreciation and amortization                              109,800       114,800
    Deferred income taxes                                       (9,300)       65,900
    Changes in operating assets and liabilities:
      Accounts receivable                                   (1,178,300)      (49,900)
      Inventories                                           (2,234,900)     (969,100)
      Prepaid expenses and other assets                       (116,200)      (39,700)
      Other assets                                              (1,700)      (23,700)
      Accounts payable                                         967,900       138,900
      Accrued expenses and other liabilities                   261,600       161,800
      Deferred compensation                                     15,300        17,500
      Income taxes                                             182,300      (185,200)
                                                           -------------------------
Net cash used by operating activities                       (1,650,100)     (879,200)
                                                           -------------------------

Cash flows used in investing activities:
  Purchase of property, plant and equipment                   (260,800)      (80,900)
  Proceeds from payment of note receivable -
   related party                                                 5,600         2,600
  Proceeds from sale of marketable securities                  (10,700)     (108,300)
                                                           -------------------------
Net cash used in investing activities                         (265,900)     (186,600)
                                                           -------------------------

Cash flows from financing activities:
  Net borrowings under revolving demand note                   400,000     1,050,000
  Principal payments on long-term debt and capital
   lease obligations                                           (46,100)      (48,400)
                                                           -------------------------
Net cash provided in financing activities                      353,900     1,001,600
                                                           -------------------------

Decrease in cash and cash equivalents                       (1,562,100)      (64,200)
Cash and cash equivalents, beginning of period               1,739,300       101,900
                                                           -------------------------
Cash and cash equivalents, end of period                   $   177,200    $   37,700
                                                           =========================

Supplemental cash flow disclosures:
  Interest paid                                            $     7,700    $   25,500
  Income taxes paid                                        $    60,400    $  111,500
Supplemental disclosures of non-cash items:
  Increase (decrease) in unrealized gains on marketable
   securities, net of income taxes                         $   (13,700)   $   97,700

The accompanying notes are an integral part of the consolidated financial statements.



                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.  Summary of Significant Accounting Policies:
-----------------------------------------------

A.  Financial Statements

The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 23, 1999.

In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of January 22, 2000, the results of their operations and the cash flows, have been included.

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

                                 For the three months ended:

                        January 22, 2000                 January 23, 1999
                  --------------------------------------------------------------------
                   Income                   Net       Income                      Net
                  per share    Shares      Income    per share    Shares         Loss
                  --------------------------------------------------------------------

Basic              $ .18     1,917,812    $353,400    $(.06)     1,917,812    $(110,500)
Effect of
Stock options       (.01)      131,747           -        -             -             -
                   --------------------------------------------------------------------
Diluted            $ .17     2,049,559    $353,400    $(.06)     1,917,812    $(110,500)


2.  Inventories
---------------

     The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                       January 22,   October 23,
                          2000          1999
                       -------------------------

Raw materials          $6,111,600    $4,539,800
Work-in-process           694,500       762,400
Finished goods          1,069,000       338,000
                       ------------------------
                       $7,875,100    $5,640,200
                       ========================

The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year.

The Company anticipates an increase in its LIFO valuation account as of October 21, 2000. Accordingly, the Company has recorded an increase of $22,500, on a pro rata basis, in the LIFO reserve during the first three months of fiscal 2000. During the first three months of 1999, the Company recorded, on a pro rata basis, an increase of $22,500 in the LIFO reserve. Inventories would have been $1,101,100 higher at January 22, 2000 and $1,078,600 higher as of October 23, 1999, if the first- in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

3.  Comprehensive Income
------------------------

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive loss resulting from unrealized gains or losses on marketable securities for the three months ended January 22, 2000 and January 23, 1999 are as follows:

                                       2000          1999
                                     ----------------------

Net income (loss)                    $353,400     $(110,500)
Other comprehensive income (loss)     (13,700)       97,700
                                     ----------------------
Comprehensive income (loss)          $339,700     $ (12,800)
                                     ======================

Item 2 - Management's Discussion and Analysis Of Financial
----------------------------------------------------------
         Condition and Results Of Operations
         -------------------------------------------------

Results of Operations -
-----------------------

Net sales increased by $3,344,300 or 61%, during the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. The increase in net sales is primarily attributable to higher unit volume of the Company's product line.

Gross profit increased $1,193,600 or 125% during the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. As a percentage of net sales, gross profit was 24% during the first quarter of fiscal 2000, as compared to 18% during the first quarter of fiscal 1999. The increase in the gross profit percentage is primarily attributable to the increase in net sales attributable to favorable market conditions and a decrease in manufacturing costs as a result of manufacturing efficiencies.

Operating expenses increased $406,500 or 35% for the first quarter of fiscal
2000 as compared to the same period in fiscal 1999.   The increase is
primarily attributable to the hiring of additional personnel and related costs to support the increase in net sales. As a percentage of net sales, operating expenses were 18% during the first quarter of fiscal 2000, as compared to 21% during the first quarter of fiscal 1999.

Net interest and dividend income decreased $27,300 during the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. The decrease in interest is primarily due to a decrease in dividends earned on marketable securities.

Other expense decreased $20,300 during the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. Other expense in both periods is comprised of the realized loss from the sale of certain marketable securities.

For the quarter ended January 22, 2000, the Company reported a net income of $353,400, compared to a net loss of $110,500 for the same period in fiscal 1999. The increase in the net income is primarily attributable to the increase in net sales and improved gross profit margins during the quarter.


                    WESTERBEKE CORPORATION AND SUBSIDIARY


Liquidity and Capital Resources
-------------------------------

During the first three months of fiscal 2000, net cash used by operations was $1,650,100, compared to $879,200 for the first three months in fiscal 1999. Net accounts receivable increased $1,178,300 during the first quarter of fiscal 2000, as compared to an increase of $49,900 in the same period in fiscal 1999, primarily from the increase in net sales. Net inventory increased $1,265,800 during the first quarter of fiscal 2000, as compared to the same period in fiscal 1999, primarily from the timing of inventory purchases.

During the three months ended January 22, 2000, the Company purchased machinery and equipment of $260,800. The Company plans to spend approximately $500,000 more on equipment during the remainder of the year. In addition, the Company has entered into an agreement to purchase a 110,000 square foot facility located in Taunton, Massachusetts. This facility will enable the Company to consolidate its current operations into one location. The MassDevelopment Financing Agency has approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which will be financed through GE Capital Public Finance. The term of the loan is fifteen years at a fixed rate of 6.46%. The purchase of the facility is scheduled for mid April and is subject to the fulfillment of customary closing conditions.
The aggregate cost of the facility and related improvements is estimated to be $5,000,000. The Company does not anticipate any material disruption to its normal operation during this transition period. It is anticipated that by the fall of 2000 the Company will be fully operating from its new location, although there can be no assurance that delays or disruptions to operations will not occur.

The Company has a $4,000,000 Credit Agreement with Citizens Bank of Massachusetts, collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was renewed on March 31, 1999, and will expire on March 31, 2000. At January 22, 2000, the Company had $400,000 in outstanding borrowings under the Credit Agreement and approximately $558,500 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. Management is in the process of renewing the Credit Agreement and anticipates bank approval, although there can be no assurance that the facility will be renewed.

The company's two term loans with a bank aggregate of $295,900, will be paid in monthly installments to 2001-2002.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2000.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first quarter of fiscal 2000.


Year 2000 Compliance
--------------------

In fiscal years 1998 and 1999 the Company had developed a plan to reduce the probability of operational difficulties due to Year 2000 related failures. The components of the Company's plan included an assessment of internal systems for modification and/or replacement, communication with vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of the Company's production equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; and the development of a contingency plan. As of March 1, 2000 the Company has not experienced any Year 2000 issues.

This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the unanticipated loss of a major supplier; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components; and any unforeseen inefficiencies arising from the transition to the new facility.
Accordingly, there can be no assurances that any anticipated future results will be achieved.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

Investment Price Risk
---------------------

The value of the Company's investment portfolio at January 22, 2000 is stated at market value.

Interest Rate Risk
------------------

Due to the fact that the long-term debt will mature within three years, management has determined that the fair value would not be materially different from the carrying value at January 22, 2000.

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

      None to report

  Item 5  Other Information
  -------------------------

      None to report

  Item 6  Exhibits and Reports on Form 8-K
  ----------------------------------------

      (a)  Exhibits

           27 Financial Data Schedule for the three months ended
           January 22, 2000

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the period covered by this report.


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  March 6, 2000                   By /s/ John H. Westerbeke, Jr.
       -------------                      ---------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer


Dated  March 6, 2000                   By /s/ Carleton F. Bryant III
       -------------                      --------------------------
                                          Carleton F. Bryant III
                                          Executive Vice President,
                                          Chief Operating Officer
                                          and Principal Financial
                                          and Accounting Officer