Form 10-Q
period 2000-03-31
WESTERBEKE CORP
filed 2000-06-06
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:        April 22, 2000
                                             --------------

                                  OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to

      Commission file number        0-15046
                                    -------

                           Westerbeke Corporation
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                       04-1925880
-------------------------------------               ------------------------
  (State or other jurisdiction of                        (I.R.S. employer
   incorporation or organization)                      Identification No.)

Avon Industrial Park, Avon, Massachusetts                      02322
----------------------------------------------------------------------------
 (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code    (508) 588-7700
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


                                       Outstanding at
                  Class                 June 1, 2000
                  -----                --------------

      Common Stock, $.01 par value        1,917,812


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                    Page

Part I - Financial Information

          Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets as of April 22, 2000 and
             October 23, 1999                                          3

            Consolidated Statements of Operations for the three
             months ended April 22, 2000 and April 24, 1999            4

            Consolidated Statements of Operations for the six
             months ended April 22, 2000 and April 24, 1999            5

            Consolidated Statements of Cash Flows for the six
             months ended April 22, 2000 and April 24, 1999            6

            Notes to Consolidated Financial Statements                7-9

          Item 2 -

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations           10-13

          Item 3 -

            Quantitative and Qualitative Disclosures
             About Market Risk                                         14

Part II - Other Information                                          15-16

Signatures                                                             17


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                             April 22,       October 23,
                                                               2000             1999
                                                             ---------       -----------
                                                            (Unaudited)        Audited

ASSETS
Current assets:
  Cash and cash equivalents                                 $   107,600      $ 1,739,300
  Accounts receivable, net of allowance for doubtful
   accounts of $52,500 at April 22, 2000 and $59,200
   at October 23, 1999                                        3,518,600        2,502,100
  Inventories (Note 2)                                       10,027,200        5,640,200
  Prepaid expenses and other assets                             871,700          476,900
  Prepaid income taxes                                          182,900           35,600
  Deferred income taxes                                         577,900          577,900
                                                            ----------------------------
      Total current assets                                   15,285,900       10,972,000
                                                            ----------------------------

Property, plant and equipment, net                            2,401,400        2,027,300
Other assets, net                                             2,120,200        2,199,400
Investments in marketable securities                             93,300           91,400
Note receivable - related party                                  83,500           93,400
                                                            ----------------------------
                                                            $19,984,300      $15,383,500
                                                            ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $   194,500      $   192,900
  Revolving demand note payable                               2,650,000                -
  Accounts payable                                            3,999,200        2,248,700
  Accrued expenses and other liabilities                        812,100          914,000
                                                            ----------------------------
      Total current liabilities                               7,655,800        3,355,600
                                                            ----------------------------

Deferred income taxes                                            10,800           13,600
Deferred compensation                                           337,500          409,200
Long-term debt, net of current portion                          124,300          224,500
                                                            ----------------------------
      Total liabilities                                       8,128,400        4,002,900
                                                            ----------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000
   shares; issued 2,185,950 shares                               21,900           21,900
  Additional paid-in-capital                                  6,025,300        6,025,300
  Accumulated other comprehensive income (Note 3)                13,000           16,900
  Retained earnings                                           6,551,700        6,072,500
                                                             12,611,900       12,136,600
  Less - Treasury shares 268,138 at cost                        756,000          756,000
      Total stockholders' equity                             11,855,900       11,380,600
                                                            ----------------------------
                                                            $19,984,300      $15,383,500
                                                            ============================

The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                  --------------------------
                                                   April 22,       April 24,
                                                     2000            1999
                                                   ---------       ---------
                                                         (Unaudited)

Net sales                                         $9,102,700      $7,601,700

Cost of sales                                      7,134,800       5,705,200
                                                  --------------------------

      Gross profit                                 1,967,900       1,896,500

Selling, general and administrative expense        1,261,300       1,061,800

Research and development expense                     369,500         329,000
                                                  --------------------------

      Income from operations                         337,100         505,700

Interest expense, net                                 37,900           3,300

Other expense (income), net                           96,500        (472,900)
                                                  --------------------------

      Income before income taxes                     202,700         975,300

Provision for income taxes                            76,900         394,700
                                                  --------------------------

Net income                                        $  125,800      $  580,600
                                                  ==========================

Income per common share, basic                    $      .07      $      .30
                                                  ==========================

Income per common share, diluted                  $      .06      $      .28
                                                  ==========================

Weighted average common shares, basic              1,917,812       1,917,812
                                                  ==========================

Weighted average common shares, diluted            2,070,324       2,057,515
                                                  ==========================

The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended
                                                 ----------------------------
                                                   April 22,       April 24,
                                                     2000            1999
                                                   ---------       ---------
                                                         (Unaudited)

Net sales                                        $17,893,800      $13,048,500

Cost of sales                                     13,776,300       10,196,000
                                                 ----------------------------

      Gross profit                                 4,117,500        2,852,500

Selling, general and administrative expense        2,465,000        1,880,100

Research and development expense                     718,000          656,400
                                                 ----------------------------

      Income from operations                         934,500          316,000

Interest expense (income), net                        29,000          (32,900)

Other expense (income), net                          106,900         (442,200)
                                                 ----------------------------

      Income before income taxes                     798,600          791,100

Provision for income taxes                           319,400          321,000
                                                 ----------------------------

Net income                                       $   479,200      $   470,100
                                                 ============================

Income per common share, basic                   $       .25      $       .25
                                                 ============================

Income per common share, diluted                 $       .23      $       .23
                                                 ============================

Weighted average common shares, basic              1,917,812        1,917,812
                                                 ============================

Weighted average common shares, diluted            2,060,843        2,059,146
                                                 ============================

The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                          ----------------------------
                                                             April 22,       April 24,
                                                               2000            1999
                                                            ----------       ---------
                                                                    (Unaudited)

Cash flows from operating activities:
  Net income                                              $   479,200      $   470,100
    Reconciliation of net income to net cash
     used by operating activities:
      Depreciation and amortization                           205,700          231,800
      Deferred income taxes                                    (2,800)         (83,200)
      Unrealized appreciation in marketable securities         (5,800)               -
      Changes in operating assets and liabilities:
        Accounts receivable                                (1,016,500)        (499,600)
        Inventories                                        (4,387,000)        (118,600)
        Prepaid expenses and other assets                    (394,800)          (6,500)
        Other assets                                           74,000         (133,100)
        Accounts payable                                    1,750,500         (136,400)
        Accrued expenses and other liabilities               (101,900)        (214,600)
        Deferred compensation                                 (71,700)         109,100
        Prepaid income taxes                                 (147,300)          89,500
                                                          ----------------------------
Net cash used by operating activities                      (3,618,400)        (291,500)
                                                          ----------------------------

Cash flows used in investing activities:
  Purchase of property, plant and equipment                  (574,600)        (150,600)
  Proceeds from payment of note receivable - related
   party                                                        9,900            7,800
  Proceeds from sale of marketable securities                       -        1,473,000
Net cash provided (used) in investing activities             (564,700)       1,330,200
                                                          ----------------------------

Cash flows from financing activities:
  Net borrowings under revolving demand note                2,650,000         (200,000)
  Principal payments on long-term debt and capital
   lease obligations                                          (98,600)         (97,100)
                                                          ----------------------------
Net cash provided (used) in financing activities            2,551,400         (297,100)
                                                          ----------------------------

Increase (decrease) in cash and cash equivalents           (1,631,700)         741,600
Cash and cash equivalents, beginning of period              1,739,300          101,900
                                                          ----------------------------
Cash and cash equivalents, end of period                  $   107,600      $   843,500
                                                          ============================

Supplemental cash flow disclosures:
  Interest paid                                          $    40,200       $    17,800
  Income taxes paid                                      $   464,400       $   120,000
Supplemental disclosures of non-cash items:
  Decrease in unrealized gains on marketable
   securities, net of income taxes                       $    3,900        $   221,100

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

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 22, 2000, the results of their operations and the cash flows, have been included.

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

                                                      For the three months ended:
                             --------------------------------------------------------------------------
                                        April 22, 2000                          April 24, 1999
                             ----------------------------------    ------------------------------------
                              Income       Net                      Income         Net
                             per share    Shares         Income    per share      Shares         Income
                             ---------    ------         ------    ---------      ------         ------

Basic                         $ .07      1,917,812      $125,800      $ .30      1,917,812      $580,600
Effect of Stock options        (.01)       152,512             -       (.02)       139,703             -
                              --------------------------------------------------------------------------
Diluted                       $ .06      2,070,324      $125,800      $ .28      2,057,515      $580,600

                                                       For the six months ended:
                             --------------------------------------------------------------------------
                                        April 22, 2000                          April 24, 1999
                             ----------------------------------    ------------------------------------
                              Income       Net                      Income         Net
                             per share    Shares         Income    per share      Shares         Income
                             ---------    ------         ------    ---------      ------         ------

Basic                         $ .25      1,917,812      $479,200      $ .25      1,917,812      $470,100
Effect of Stock options        (.02)       143,031             -       (.02)       141,334             -
                              --------------------------------------------------------------------------

Diluted                       $ .23      2,060,843      $479,200      $ .23      2,059,146      $470,100

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                          April 22,       October 23,
                             2000            1999
                          ---------       -----------

      Raw materials      $ 7,619,100      $4,539,800
      Work-in-process        677,400         762,400
      Finished goods       1,730,700         338,000
                         ---------------------------
                         $10,027,200      $5,640,200
                         ===========================

      For the purposes of this LIFO calculation, the Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year.

      The Company anticipates an increase in its LIFO valuation account as of October 21, 2000. Accordingly, the Company has recorded an increase of $45,000, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 2000. During the first six months of 1999, the Company recorded, on a pro rata basis, an increase of $45,000 in the LIFO reserve. Inventories would have been $1,123,600 higher at April 22, 2000 and $1,078,600 higher as of October 23, 1999, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

3.    Comprehensive Income
      --------------------

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income resulting from unrealized gains or losses on marketable securities, net of income taxes for the three and six months ended April 22, 2000 and April 24, 1999 are as follows:

                                                             For the three months ended:
                                                           --------------------------------
                                                           April 22, 2000    April 24, 1999
                                                           --------------    --------------

      Net income                                              $125,800          $580,600
      Unrealized gains (losses) on marketable securities         9,800           (97,400)
                                                              --------------------------
      Comprehensive income                                    $135,600          $483,200
                                                              ==========================

                                                              For the six months ended:
                                                           --------------------------------
                                                           April 22, 2000    April 24, 1999
                                                           --------------    --------------

      Net income                                              $479,200          $470,100
      Unrealized gains (losses) on marketable securities        (3,900)              300
                                                              --------------------------
      Comprehensive income                                    $475,300          $470,400

                Item 2 - Management's Discussion and Analysis
                ---------------------------------------------
              Of Financial Condition and Results Of Operations
              ------------------------------------------------

Results of Operations -
-----------------------

Net sales increased by $1,501,000, or 20%, during the second quarter of fiscal 2000 and increased $4,845,300 or 37% for the first six months of fiscal 2000 as compared to the same periods in fiscal 1999. The increase in net sales is primarily attributable to higher unit volume of the Company's products. The increased volume is primarily the result of more favorable economic conditions benefiting the pleasure boat industry.

Gross profit increased $71,400 or 4% during the second quarter and increased $1,265,000 or 44% for the first six months of fiscal 2000 as compared to the same periods in fiscal 1999. As a percentage of net sales, gross profit was 22% during the second quarter of fiscal year 2000, as compared to 25% for the second quarter of fiscal 1999. The decrease in the gross profit percentage was mainly attributable to the product mix and also unfavorable labor production variances. For the six months ended April 22, 2000, gross profit was 23% compared to 22% for the same period ended April 24, 1999.

Operating expenses increased $240,000 or 17% for the second quarter and $646,500 or 25% in the first six months of fiscal 2000, as compared to the same periods in fiscal 1999. The increase is primarily attributable to the hiring of additional personnel and related costs to support the increase in net sales. As a percentage of net sales, operating expenses were 18% in the second quarter of both fiscal years 1999 and 2000. For the first six months of fiscal 2000 the percentage was 18% as compared to 19% in fiscal 1999.

Net interest expense increased $34,600 during the second quarter and increased $61,900 for the first six months of fiscal 2000 as compared to the same periods in fiscal 1999. The increase in interest expense in the second quarter and the six months ended April 22, 2000 is primarily due to a higher outstanding balance on the line of credit with Citizens Bank of Massachusetts.

Other expense during the quarter ended April 22, 2000 is comprised of the realized loss from the sale of certain investments relating to the deferred compensation agreement. This loss is offset by a benefit in operating expenses. The gains of $472,900 in the quarter ended April 24, 1999 are from the liquidation of marketable securities.

For the second quarter ended April 22, 2000, the Company reported net income of $125,800, compared to a net income of $580,600 for the same period in fiscal 1999. For the six months ended April 22, 2000, the Company reported net income of $479,200 as compared to net income of $470,100 for the six-months ended April 24, 1999.

Liquidity and Capital Resources
-------------------------------

During the first six months of fiscal 2000, net cash used by operations was $3,618,400, compared to $291,500 for the first six months in fiscal 1999. Net accounts receivable increased $1,016,500 during the first six months of fiscal 2000, as compared to an increase of $499,600 in the same period in fiscal 1999, primarily from the increase in net sales. Net inventory increased $4,387,000 during the first six months of fiscal 2000, as compared to the same period in fiscal 1999. The increase in net inventory is to support the increase in net sales.

During the six months ended April 22, 2000, the Company purchased machinery and equipment of $574,600. The Company plans to spend approximately $650,000 more on equipment during the remainder of the year. In addition, on April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility will enable the Company to consolidate its current operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The term of the loan is fifteen years at a fixed rate of 6.46%. The aggregate cost of the facility and related improvements is estimated to be $5,000,000. The Company does not anticipate any material disruption to its normal operation during this transition period, however the Company will incur costs related to the move during the third and fourth quarters. It is anticipated that by the fall of 2000 the Company will be fully operating from its new location, although there can be no assurance that delays or disruptions to operations will not occur.

The Company has a $4,000,000 Credit Agreement with Citizens Bank of Massachusetts, collateralized by inventory, accounts receivable and general intangibles. The amount of the facility available under the Credit Agreement was increased on May 23, 2000 from $4,000,000 to $5,000,000. At April 22,
2000, the Company had $2,650,000 in outstanding borrowings under the Credit Agreement and approximately $744,200 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement expires on March 31, 2001.

The Company has two term loans with a bank aggregating $261,700, which will be paid in monthly installments from 2001-2002.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2000.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first six months of fiscal 2000.

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

Investment Price Risk
---------------------

The value of the Company's investment portfolio at April 22, 2000 is stated at market value.

Interest Rate Risk
------------------

Due to the fact that the long-term debt will mature within three years, management has determined that the fair value would not be materially different from the carrying value at April 22, 2000.

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

  Item 2    Changes in Securities
  ------    ---------------------

            None to report

  Item 3    Default Upon Senior Securities
  ------    ------------------------------

            None to report

  Item 4    Submissions of Matters to a Vote of Security Holders
  ------    ----------------------------------------------------

            (a)  The Annual Meeting of Stockholders (the "Meeting") of the
            Company was held April 7,     2000.

            (b)  Not applicable because:

                 (i) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934;
                 (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated March 5, 2000; and (iii) all such nominees were elected.

            (c)  The matters voted upon at the Meeting were as follows:
                 (i) The election of two Class B directors of the Company.

            Thomas M. Haythe

                 FOR                        1,741,601
                 WITHHOLD AUTHORITY             6,160

            James W. Storey

                 FOR                        1,741,601
                 WITHHOLD AUTHORITY             6,160

                 (ii) A proposal to ratify the Board of Directors' selection of KPMG LLP to serve as the Company's independent auditors for the Company's fiscal year ending October 21, 2000.

                 FOR                                 1,743,661
                 AGAINST                                 2,200
                 ABSTENTIONS AND BROKER NON-VOTES        1,900

  Item 5    Other Information
  ------    -----------------

            None to report

  Item 6    Exhibits and Reports on Form 8-K
  ------    --------------------------------

            (a)  Exhibits

                 10 (a) Loan Facility Agreement dated May 23, 2000 between the Company and Citizens Bank of Massachusetts

                 10 (b) Time Note dated May 23, 2000 between the Company and Citizens Bank of Massachusetts

                 10 (c) Purchase and Sale Agreement dated March 1, 2000 between the Company and Dead River Company

                 10 (d) Real Estate Loan Agreement dated April 24, 2000 among the Company, 150 John Hancock, LLP, GE Capital Public Finance, Inc. and Massachusetts Development Finance Agency

                 10 (e) Equipment Loan Agreement dated April 24, 2000 between the Company, GE Capital Public Finance, Inc. and Massachusetts Development Finance Agency

                 10 (f) Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated April 24, 2000 between the Company and GE Capital Public Finance, Inc.

                 27 Financial Data Schedule for the six months ended April 22, 2000

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the period covered by this report.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  June 2, 2000                    /s/ John H. Westerbeke, Jr.
       ------------                    ---------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board,
                                       President and Principal
                                       Executive Officer


Dated  June 2, 2000                    /s/ Carleton F. Bryant III
       ------------                    --------------------------
                                       Carleton F. Bryant III
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Principal Financial
                                       and Accounting Officer