Form 10-Q/A
period 2000-04-22
WESTERBEKE CORP
filed 2000-06-13
CIK 796502

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


Dated  June 9, 2000                    /s/ John H. Westerbeke, Jr.
       ------------                    ---------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board,
                                       President and Principal
                                       Executive Officer


Dated  June 9, 2000                    /s/ Carleton F. Bryant III
       ------------                    --------------------------
                                       Carleton F. Bryant III
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Principal Financial
                                       and Accounting Officer