Form 10-Q
period 2000-07-22
WESTERBEKE CORP
filed 2000-08-30
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	July 22, 2000

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-15046

Westerbeke Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1925880 (I.R.S. employer Identification No.)
Avon Industrial Park, Avon, Massachusetts (Address of principal executive office)	02322 (Zip Code)
Registrant's telephone number, including area code	(508) 588-7700

          No Change
Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports.) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $.01 par value	Outstanding at August 25, 2000 1,917,812

WESTERBEKE CORPORATION AND SUBSIDIARY

INDEX
Part I - Financial Information	Page
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets as of July 22, 2000 and October 23, 1999	3
Consolidated Statements of Operations for the three months ended July 22, 2000 and July 24, 1999	4
Consolidated Statements of Operations for the nine months ended July 22, 2000 and July 24, 1999	5
Consolidated Statements of Cash Flows for the nine months ended July 22, 2000 and July 24, 1999	6
Notes to Consolidated Financial Statements	7-11
Item 2 -
Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14
Item 3 -
Quantitative and Qualitative Disclosures About Market Risk	15
Part II - Other Information	16
Signatures	17

WESTERBEKE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	July 22, 2000 (Unaudited)	October 23, 1999 Audited

Current assets:
    Cash and cash equivalents
    Accounts receivable, net of allowance for doubtful
      accounts of $52,500 at July 22, 2000 and $59,200
        at October 23, 1999
    Inventories (Note 2)
    Prepaid expenses and other assets
    Prepaid income taxes
    Deferred income taxes
      Total current assets

	$ 388,700 3,096,100 10,124,600 679,600 162,200 577,900 15,029,100	$ 1,739,300 2,502,100 5,640,200 476,900 35,600 577,900 10,972,000
Property, plant and equipment, net (Note 5) Other assets, net Investments in marketable securities Note receivable - related party	6,798,600 2,095,300 93,000 79,200 $24,095,200	2,027,300 2,199,400 91,400 93,400 $15,383,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: Current portion of long-term debt (Note 4) Revolving demand note payable Accounts payable Accrued expenses and other liabilities Total current liabilities	$ 279,000 2,200,000 3,866,900 685,400 7,031,300	$ 192,900 - 2,248,700 914,000 3,355,600
Deferred income taxes Deferred compensation Long-term debt, net of current portion (Note 4) Total liabilities	10,700 354,900 4,711,300 12,108,200	13,600 409,200 224,500 4,002,900

Stockholders' equity:
    Common stock, $.01 par value; authorized
      5,000,000 shares; issued 2,185,950 shares
    Additional paid-in-capital
    Accumulated other comprehensive income (Note 3)
    Retained earnings

    Less - Treasury shares 268,138 at cost
      Total stockholders' equity

	21,900 6,025,300 12,800 6,683,000 12,743,000 756,000 11,987,000 $24,095,200	21,900 6,025,300 16,900 6,072,500 12,136,600 756,000 11,380,600 $15,383,500

The accompanying notes are an integral part of the consolidated financial statements.

WESTERBEKE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended
	July 22, 2000	July 24, 1999
(Unaudited)

Net sales
Cost of sales
    Gross profit
Selling, general and administrative expense
Research and development expense
    Income from operations
Interest expense (income), net
Other expense, net
    Income before income taxes
Provision for income taxes
Net income

	$8,891,700 6,889,800 2,001,900 1,316,800 413,100 272,000 53,100 - 218,900 87,600 $ 131,300	$7,571,300 5,733,800 1,837,500 921,700 353,300 562,500 (6,900) 34,400 535,000 215,900 $ 319,100
Income per common share, basic Income per common share, diluted	$ .07 $ .06	$ .17 $ .16
Weighted average common shares, basic Weighted average common shares, diluted	1,917,812 2,064,826	1,917,812 2,054,109

The accompanying notes are an integral part of the consolidated financial statements.

WESTERBEKE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended
	July 22, 2000	July 24, 1999
(Unaudited)

Net sales
Cost of sales
    Gross profit
Selling, general and administrative expense
Research and development expense
    Income from operations
Interest expense (income), net
Other expense (income), net
    Income before income taxes
Provision for income taxes
Net income

	$26,785,500 20,666,100 6,119,400 3,781,800 1,131,100 1,206,500 82,100 106,900 1,017,500 407,000 $ 610,500	$20,619,800 15,929,800 4,690,000 2,801,800 1,009,700 878,500 (39,800) (407,800) 1,326,100 536,900 $ 789,200
Income per common share, basic Income per common share, diluted	$ .32 $ .30	$ .41 $ .38
Weighted average common shares, basic Weighted average common shares, diluted	1,917,812 2,062,067	1,917,812 2,057,515

The accompanying notes are an integral part of the consolidated financial statements.

WESTERBEKE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended
	July 22, 2000	July 24, 1999
(Unaudited)

Cash flows from operating activities:
Net income
    Reconciliation of net income to net cash provided (used)
      by operating activities:
        Depreciation and amortization
        Loss on disposal of fixed assets
        Deferred income taxes
        Realized gains in marketable securities
        Changes in operating assets and liabilities:
            Accounts receivable
            Inventories
            Prepaid expenses and other assets
            Other assets
            Accounts payable
            Accrued expenses and other liabilities
            Deferred compensation
            Prepaid income taxes
            Net cash provided (used) by operating activities

	$ 610,500 346,700 - (2,900) (5,700) (594,000) (4,484,400) (202,700) 94,700 1,618,200 (228,600) (54,300) (126,600) (3,029,100)	$ 789,200 347,000 3,400 (101,000) - (459,100) (281,200) (75,500) (127,000) 498,900 (217,600) 91,800 39,000 507,900

Cash flows used in investing activities:
    Purchase of property, plant and equipment
    Proceeds from payment of note receivable - related party
    Proceeds from sale of marketable securities
Net cash provided (used) in investing activities

	(5,108,600) 14,200 - (5,094,400)	(261,700) 11,900 1,446,700 1,196,900

Cash flows from financing activities:
    Net borrowings under revolving demand note
    Proceeds from GE Capital Tax-exempt bond
    Principal payments on long-term debt and capital lease
      obligations
Net cash provided (used) in financing activities

	2,200,000 5,000,000 (427,100) 6,772,900	(200,000) - (145,800) (345,800)
Increase (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	(1,350,600) 1,739,300 $ 388,700	1,359,000 101,900 $1,460,900
Supplemental cash flow disclosures: Interest paid (includes $76,900 capitalized as construction period costs) Income taxes paid	$ 178,600 $ 644,000	$ 50,000 $ 496,900
Supplemental disclosures of non-cash items: Increase (decrease) in unrealized gains on marketable securities, net of income taxes	$ (4,100)	$ 400

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

In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of July 22, 2000, the results of their operations and cash flows, have been included.

      B.    Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements will be effective for our fiscal year 2001. We do not expect these new statements to have a material effect on our financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, "Revenue Recognition". An amendment has delayed the effective date until the fourth quarter of 2001. We do not expect this standard to have a material effect on our financial statements.

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

For the three months ended:
	July 22, 2000			July 24, 1999
	Income per share	Shares	Net Income	Income per share	Shares	Net Income
Basic Effect of Stock options	$.07 -	1,917,812 147,014	$131,300 -	$.17 (.01)	1,917,812 136,297	$319,100 -
Diluted	$ .06	2,064,826	$131,300	$ .16	2,054,109	$319,100

For the nine months ended:
	July 22, 2000			July 24, 1999
	Income per share	Shares	Net Income	Income per share	Shares	Net Income
Basic Effect of Stock options	$ .32 (.02)	1,917,812 144,255	$610,500 -	$ .41 (.03)	1,917,812 139,703	$789,200 -
Diluted	$ .30	2,062,067	$610,500	$ .38	2,057,515	$789,200

2.    Inventories

The Company uses the last-in, first-out (LIFO) method to value inventory.

Inventories are comprised of the following:

	July 22, 2000	October 23, 1999
Raw materials Work-in-process Finished goods	$ 7,620,100 626,600 1,877,900 $10,124,600	$4,539,800 762,400 338,000 $5,640,200

For the purposes of this LIFO calculation, the Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year.

The Company anticipates an increase in its LIFO valuation account as of October 21, 2000. Accordingly, the Company has recorded an increase of $67,500, on a pro rata basis, in the LIFO reserve during the first nine months of fiscal 2000. During the first nine months of 1999, the Company recorded, on a pro rata basis, an increase of $67,500 in the LIFO reserve. Inventories would have been $1,146,100 higher at July 22, 2000 and $1,078,600 higher as of October 23, 1999, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

3.    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income resulting from unrealized gains or losses on marketable securities, net of income taxes for the three and nine months ended July 22, 2000 and July 24, 1999 are as follows:

For the three months ended:
	July 22, 2000	July 24 1999
Net income Unrealized losses on marketable securities Comprehensive income	$131,300 (200) $131,100	$319,100 (26,300) $292,800

For the nine months ended:
	July 22, 2000	July 24, 1999
Net income Unrealized gains (losses) on marketable securities Comprehensive income	$610,500 (4,100) $606,400	$789,200 400 $789,600

4.    Long-Term Debt
	July 22, 2000	October 23, 1999
Term Loan with an interest rate of 8.08%, with repayment terms through July 2001.	$ -	$178,500
Term Loan with an interest rate of 8.11%, with repayment terms through June 2002.	-	163,200
Term Loan with an interest rate of 6.46%,with repayment terms through April 2015.	4,554,100	-
Term Loan with an interest rate of 6.46%, with repayment terms through April 2007.	388,600	-
Capital Lease with an interest rate of 8.75% with repayment terms through September 2001.	47,600 4,990,300	75,700 417,400
Less current portion	279,000	192,900
Long term debt net of current portion	$4,711,300	$224,500

5.    Property, Plant and Equipment

	July 22, 2000	October 23, 1999
Land Building and building improvements Furniture and fixtures Machinery, patterns and equipment Transportation equipment Leasehold improvements Equipment under capital lease Construction in progress	$ 969,500 1,603,800 537,000 3,706,500 84,900 20,400 769,200 3,505,400 11,196,700	$ 48,000 1,386,100 458,800 3,354,100 51,500 20,400 769,200 - 6,088,100
Less accumulated depreciation	4,398,100 $ 6,798,600	4,060,800 $2,027,300

Item 2 - Management's Discussion and Analysis
Of Financial Condition and Results Of Operations

Results of Operations -

Net sales increased by $1,320,400, or 17%, during the third quarter of fiscal 2000 and increased $6,165,700 or 30% for the nine months ended July 22, 2000 as compared to the same periods in fiscal 1999. The increase in net sales is primarily attributable to higher unit volume of the Company's products. The increased volume is primarily the result of more favorable economic conditions benefiting the pleasure boat industry.

Gross profit increased $164,400 or 9% during the third quarter and increased $1,429,400 or 30% for the nine months ended July 22, 2000 as compared to the same periods in fiscal 1999. As a percentage of net sales, gross profit was 23% during the third quarter of fiscal year 2000, as compared to 24% for the third quarter of fiscal 1999. Gross profit remained constant at 23%, for the nine months ended July 22, 2000 and July 24, 1999.

Operating expenses increased $454,900 or 36% for the third quarter and $1,101,400 or 29% in the nine months ended July 22, 2000, as compared to the same periods in fiscal 1999. The increase is primarily attributable to the hiring of additional personnel and related costs to support the increase in net sales and also legal expenses related to the proceedings against one of the Company's suppliers. As a percentage of net sales, operating expenses were 19% in the third quarter of fiscal 2000 and 17% in the third quarter of fiscal 1999. For the nine months ended July 22, 2000 and July 24, 1999 operating expenses as a percentage of net sales remained unchanged at 18%.

Net interest expense, net of $76,900 which has been capitalized to construction period costs for both the three and nine months ended, increased $60,000 during the third quarter and increased $121,900 for the nine months ended July 22, 2000 as compared to the same periods in fiscal 1999. The increase in interest expense in the third quarter and the nine months ended July 22, 2000 is primarily due to a higher outstanding balance on the line of credit.

Other expense for the nine months ended July 22, 2000 is comprised of the realized losses from the sale of certain investments relating to the deferred compensation agreement. This loss is offset by a benefit in operating expenses. The gains of $407,800 for the nine months ended July 24, 1999 are from the liquidation of marketable securities.

For the third quarter ended July 22, 2000, the Company reported net income of $131,300, compared to a net income of $319,100 for the same period in fiscal 1999. For the nine months ended July 22, 2000, the Company reported net income of $610,500 as compared to net income of $789,200 for the nine months ended July 24, 1999. The decrease in net income for both the quarter and nine months ended July 22, 2000 as compared with the same periods in fiscal 1999 is primarily attributable to the increase in operating expenses and also from the gains realized in fiscal 1999 associated with the liquidation of marketable securities.

WESTERBEKE CORPORATION AND SUBSIDIARY

Liquidity and Capital Resources

During the nine months ended July 22, 2000, net cash used by operations was $3,029,100 compared to net cash provided of $507,900 for the nine months ended July 24, 1999. Net inventory increased $4,203,200 during the nine months ended July 22, 2000, as compared to the same period in fiscal 1999. The increase in net inventory is to support the increase in net sales.

During the nine months ended July 22, 2000, the Company purchased property, machinery and equipment of $5,108,600, which includes $76,900 of capitalized construction period costs. The Company plans to spend approximately $1,400,000 more on equipment and building improvements during the remainder of the fiscal year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility will enable the Company to consolidate its current operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the loan is $4,600,000 for fifteen years at a fixed rate of 6.46%. The equipment portion of the loan is $400,000 for seven years at a fixed rate of 6.46%. The aggregate cost of the facility and related improvements (excluding equipment and moving expenses) is estimated to be $5,200,000. The Company does not anticipate any material disruption to its normal operation during this transition period. It is anticipated that by the fall of 2000 the Company will be fully operating from its new location, although there can be no assurance that delays or disruptions to operations will not occur.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. Proceeds from the Credit Agreement were used to repay the Company's outstanding borrowings with Citizens Bank of Massachusetts. At July 22, 2000, the Company had $2,200,000 in outstanding borrowings under the Credit Agreement and approximately $563,200 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on the Bank's written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2000.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first nine months of fiscal 2000.

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

Investment Price Risk

The value of the Company's investment portfolio at July 22, 2000 is stated at market value.

Interest Rate Risk

The Company has no interest rate exposure on its long-term debt as the interest rate is fixed. Management believes the carrying value of the long-term debt approximates the fair market value at July 22, 2000.

Part II.    Other Information

      Item 1    Legal Proceedings

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

          None to report

      Item 3    Default Upon Senior Securities

          None to report

      Item 4    Submissions of Matters to a Vote of Security Holders

          None to report

      Item 5    Other Information

          None to report

      Item 6    Exhibits and Reports on Form 8-K

          (a)    Exhibits

              10 (a) Loan and Security Agreement dated June 26, 2000 between the Company and

              Brown Brothers Harriman & Co.

              10 (b) Revolving Credit Note dated June 26, 2000 between the Company and

              Brown Brothers Harriman & Co.

              27 Financial Data Schedule for the nine months ended July 22, 2000

          (b)    Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERBEKE CORPORATION (Registrant)
Dated August 29, 2000	/s/ John H. Westerbeke, Jr. John H. Westerbeke, Jr. Chairman of the Board, President and Principal Executive Officer
Dated August 29, 2000	/s/ Carleton F. Bryant III Carleton F. Bryant III Executive Vice President, Chief Operating Officer and Principal Financial and Accounting Officer