Form 10-K
period 2000-10-21
WESTERBEKE CORP
filed 2001-01-19
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 21, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ____________

                       Commission file number 0-15046
                                              -------

                           WESTERBEKE CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                  041925880
----------------------------------------         ---------------------------
(State or other jurisdiction of Employer         (I.R.S. Identification No.)
incorporation or organization)

     Myles Standish Industrial Park
     Taunton, Massachusetts 02780                          02780
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (508) 823 - 7677
                                                   ----------------

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

      Aggregate market value as of January 8, 2001............    $2,446,700

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 8, 2001.....     1,927,812
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

Products
--------

      The Company's marine engine product line consists of 27 models of electrical generator sets, 22 models of inboard propulsion engines, and associated spare parts and accessories. The Company also offers 9 models of non-marine generator sets.

      The Company's diesel and gasoline engine-driven marine generator sets are installed in powerboats, houseboats, large sailboats and other pleasure and commercial boats to provide electricity for communication and navigational equipment, lighting, refrigeration and other galley services, and other safety, operating and convenience needs. The Company's present line of generator sets produce from 3.8 to 95 kilowatts of electricity. A generator set consists of an electrical generator and an attached diesel or gasoline engine used to drive the generator. These engines are water cooled and range from one to six cylinders.

      The Company's propulsion engines are inboard engines, generally installed as auxiliary power systems for sailboats. The Company's propulsion engines are water-cooled and range from one to six cylinders and from 7 to 170 horsepower. Management believes that more than 90% of the propulsion engines produced by the Company are installed in sailboats of up to 50 feet in length. The Company's higher horsepower propulsion engines are also installed in powerboats of up to approximately 30 feet in length such as fishing boats, cruisers and work boats.

      The Company's product line also includes marine auxiliary engines and associated spare and replacement parts marketed under the Universal(R) name and marine air-conditioning products marketed under the Rotary Aire(R) name. The Company manufactures and markets two sizes of self-contained, reverse-cycle air-conditioning units and accessories under the Rotary Aire(R) name. These units can be installed in powerboats, houseboats, sailboats and other pleasure and commercial boats.

      The Company's product line includes 9 models of non-marine electrical generator sets which may be installed in fire trucks, rescue vehicles, motor coaches, refrigerated trucks and other specialty vehicles to provide electricity for lighting, refrigeration and other safety, operating and convenience needs. These generators may also be used as stand-by or secondary power sources in the event of power outages or in locations where primary power is not readily available, such as construction sites, rural areas and less developed countries.

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

      The Company provides all its customers with documentation covering operation, maintenance and repair procedures for its products. Management believes that the provision of current and comprehensive documentation enhances the Company's marketing and competitive effectiveness. See "Marketing and Sales" and "Competition" below.

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

Design and Development
----------------------

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's thirteen person product engineering department, is spent in this area. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more light-weight versions of existing models. In fiscal 2000, the product engineering department focused principally on the modernization of the Company's existing product line and modifications which the Company believes will be required as a result of the emissions standards discussed above. In addition, in response to demand, the Company expanded its engine product line by developing generator sets and propulsion engines with different kilowattage and horsepower than its existing models. The Company intends to introduce upgraded and new models as and when developed.

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

      For the three fiscal years ended October 2000, the Company incurred expenses of approximately $4,047,700 for design and development activities
as follows: 2000 -   $1,501,500, 1999 - $1,365,300 and 1998 - $1,180,900.
All these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply
-----------------------------------

      The Company's manufacturing activities are conducted in an approximately 110,000 square foot facility owned by the Company. See "Item 2
- Properties" below. The Company has approximately 92 persons employed in various manufacturing and assembly functions. See "Employees" below.

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

      The Company purchases "long block" engines from seven foreign manufacturers. The Company currently purchases all of its requirements of "long block" engines on a purchase order basis rather than pursuant to long-term supply agreements. In certain cases, the Company has an agreement with its "long block" engine manufacturers to supply these component parts exclusively to the Company for marine products of the type produced by the Company. Orders for "long block" engines are dollar-denominated however, subsequent purchases are subject to fluctuations in the dollar exchange rate and therefore fluctuations in the dollar exchange rate have had and will continue to have an effect on the cost of the Company's raw materials. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the purchase of "long block" engines on a purchase order basis has become the more common industry practice. Interruption of the supply of "long block" engines would have a material adverse effect on the Company if the time to develop new sources of supply and replacement products is longer than the time it takes to exhaust the Company's inventory of existing "long block" engines. In addition, the Company does not have long-term supply agreements with other manufacturers of other component parts or peripheral equipment. The Company believes that it can obtain these parts and equipment from a variety of sources on commercially reasonable terms. However, the disruption of its supply of these parts, equipment or "long block" engines would have a material adverse effect on the Company's operations.

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

      The manufacturing of a particular engine product requires the integration of a number of engineering, machining and assembly functions in order to produce high quality components. Prior to final assembly, the Company's manufacturing activities involve machining various metal and nonmetal component parts on computer-controlled and conventional milling machines, lathes, drill presses, welders and other machinery, modification and assembly of electrical and mechanical subassemblies, calibration of electrical devices and components and testing for variances from specifications and operating parameters. The Company has approximately 14 machine operators who satisfy approximately 95% of the Company's machining needs. The remainder of the machining is performed by independent contractors.

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

Marketing and Sales
-------------------

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through a sales representative and to distributors. In addition, the Company's sales management and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEM's). Direct sales by the Company to OEM's accounted for approximately 47%, 44%, and 40% of total sales for the fiscal years ended October 2000, 1999 and 1998, respectively.

      The Company's marine products are sold to distributors for resale to manufacturers of powerboats, houseboats, sailboats and other pleasure and commercial boats, and to boat dealers and marinas. Boat manufacturers install the Company's products as original equipment. In addition, the Company's distributors resell the Company's marine products to over 500 authorized dealers (including boatyards and marinas) located on or near major navigable waterways throughout the world. These dealers install the Company's generator sets, propulsion engines and air-conditioners as either new or replacement equipment. In addition, many of these dealers maintain inventories of spare parts and accessories in order to maintain and repair the Company's marine products.

      The Company's distributor network consists of 9 domestic and 56 foreign distributors. The Company's domestic distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. The 56 foreign distributors service 66 countries worldwide and 14 islands in the Caribbean. Of the 56 foreign distributors, 23 are located in Europe, the Mid-East and Scandinavia, 11 in South, Central and North America, 10 in the Far East, 8 in the Caribbean, and the remainder in Southern Africa, Australia and New Zealand. Each distributor operates in a specified region under a distribution agreement with the Company which assigns to the distributor the nonexclusive responsibility for sales and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products which compete with the Company's products.

      Sales to international customers totaled $2,849,400 (8.3% of net sales), $2,591,600 (8.9% of net sales) and $2,305,300 (8.8% of net sales)
for the fiscal years ended October 2000, 1999 and 1998, respectively. See
Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

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

      The Company markets the Westerbeke(R), Universal(R) and Rotary Aire(R) names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Soundings, Motor Boating, Sail, Power & Motor Yacht and Cruising World. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings and sponsorship of exhibits at boat shows. During the fiscal years ended October 2000, 1999 and 1998, the Company incurred advertising and promotional expenses of $684,600, $647,500, and $528,400, respectively. See
Note 1 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data".

      For the fiscal year ended October 21, 2000, sales to Sea Ray Boats, Inc. and Marysville Marine Distributors, Inc., accounted for approximately 25.8% and 17.9%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company.

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

Employees
---------

      At December 29, 2000, the Company had 128 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:


Name                       Position with the Company        Age
----                       -------------------------        ---

John H. Westerbeke, Jr     Chairman, President and          60
                           Director (Class C)

Carleton F. Bryant, III    Executive Vice President,        55
                           Treasurer, Chief Operating
                           Officer and Secretary

Gerald Bench               Director (Class A)               59

Thomas M. Haythe           Director (Class B)               61

Nicholas H. Safford        Director (Class A)               68

James W. Storey            Director (Class B)               66

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

      Thomas M. Haythe has been a director of the Company since June 1986. Mr. Haythe has been a business and legal consultant since February 2000. From 1982 to January 2000, Mr. Haythe was a partner of the law firm of Haythe & Curley (renamed Torys in 2000). Mr. Haythe is also a director of Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments), Guest Supply, Inc. (provider of hotel guest room amenities, accessories and products) and Ramsay Youth Services, Inc. (provider of youth and educational services).

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

ITEM 2.  PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Taunton, Massachusetts in an approximately 110,000 square foot facility owned by the Company. The Company also leases a warehouse of approximately 26,000 square feet. Annual warehouse rent was approximately $152,300 in fiscal 2000 and $145,200 in fiscal 1999. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS.

      As previously announced, the Company has received an award of damages in the amount of $4,202,300 in its arbitration against Daihatsu Motor Company, LTD ("Daihatsu") for breach of contract and other claims. The Company will seek to enforce the arbitration award in the United States and in Japan. However, there can be no assurance that Daihatsu will not appeal the award successfully or defend successfully against enforcement of the award. Accordingly, the Company is unable to predict when, if ever, it will receive payment of the award. Therefore, the Company will not record any recovery until received. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". In a separate but related case pending in the Federal District Court for the District of Massachusetts, the Company is seeking damages from Briggs & Stratton Corporation for tortious interference with the Company's Agreement with Daihatsu and other related claims.

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 8, 2001, there were approximately 127 shareholders of record. The following table sets forth the range of high and low sales prices per share of the Company's Common Stock from October 25, 1998 through October 21, 2000, on the NASDAQ.


                                         Common Stock Prices
                                          High         Low
                                          ----         ---

FISCAL 1999
  First Quarter (October 25, 1998 to
   January 23, 1999)                     $3.000      $2.500

  Second Quarter (January 24, 1999 to
   April 24, 1999)                        3.625       2.188

  Third Quarter (April 25, 1999 to
   July 24, 1999)                         3.250       2.125

  Fourth Quarter (July 25, 1999 to
   October 23, 1999)                      3.000       2.375

FISCAL 2000
  First Quarter (October 24, 1999 to
   January 22, 2000)                     $2.750      $2.375

  Second Quarter (January 23, 2000 to
   April 22, 2000)                        4.438       2.344

  Third Quarter (April 23, 2000 to
   July 22, 2000)                         3.250       2.625

  Fourth Quarter (July 23, 2000 to
   October 21, 2000)                      3.375       2.500

      On January 8, 2001, the last high and low sales price for the Company's Common Stock was $3.000.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

                      ITEM 6.  SELECTED FINANCIAL DATA.

               Five Year Comparison of Selected Financial Data


                                    October 21,    October 23,    October 24,    October 25,    October 26,
                                       2000           1999           1998           1997           1996
                                    -----------------------------------------------------------------------
For the Year:                                     (In thousands, except for per share amount)

Net sales                             $34,528        $29,114        $26,202        $24,620        $20,653
Gross profit                            7,752          6,563          5,966          5,556          4,778
Selling, general and
 administrative expense                 5,756          4,359          3,684          3,106          2,672
Research and development expense        1,501          1,365          1,181          1,030            919

Income from operations                    494            839          1,100          1,420          1,187
Interest income (expense)                (172)            60            (10)           (71)            47

Other income (expense)                   (189)           387              -              -              -

Net income                                228            796            644            799            737

Net income per share, diluted*           0.11           0.39           0.31           0.37           0.33

At end of year:
Total assets                          $24,839        $15,384        $14,670        $14,811        $12,681
Working capital                         5,537          7,616          5,650          5,800          6,315
Long-term liabilities                   5,030            647            893          1,069            520
Stockholders' equity                   11,627         11,381         10,719         10,136          9,841

*     See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

The following table sets forth, for the years indicated, the percentages which the following items in the Consolidated Statements of Operations bear to Net Sales.


                                                       Years Ended
                                        -----------------------------------------
                                        October 21,    October 23,    October 24,
                                           2000           1999           1998
                                        -----------------------------------------

Net sales                                  100.0%         100.0%         100.0%

Gross profit                                22.5           22.5           22.8

Selling, general and administrative
 expense                                    16.7           15.0           14.1

Research and development expense             4.3            4.7            4.5

Income from operations                       1.4            2.9            4.2

Interest income (expense), net              (0.5)           0.2            0.0

Other income (expense)                      (0.5)           1.3            0.0

Provision for income (benefit) taxes        (0.3)           1.7            1.7

Net income                                   0.7            2.7            2.5

Fiscal 2000 compared to Fiscal 1999
-----------------------------------

Net sales increased $5,414,700 or 18.6% in fiscal 2000 as compared to fiscal 1999. The increase was attributable to higher unit sales of the Company's products, primarily the result of more favorable economic conditions benefiting the pleasure boat industry. International sales were $2,849,400 in 2000, representing 8.3% of net sales, as compared to $2,591,600 in 1999, or 8.9% of net sales.

Gross profit increased $1,188,900 or 18.1% in fiscal 2000 as compared to fiscal 1999. Gross profit as a percentage of sales remained constant at 22.5% in both fiscal 2000 and fiscal 1999.

Selling, general and administrative expense increased $1,397,100 or 32.0% in fiscal 2000 as compared to fiscal 1999. The increase was primarily the result of higher legal costs associated with the legal proceeding against the Company's former "long block" supplier, increased hiring expenses and also an increase in sales and marketing costs, offset by a reduction in amounts due under the deferred compensation agreement. Although the Company has been awarded damages of $4,202,300 in connection with its case against a former "long block" supplier it is subject to appeal. Therefore, the Company will not record any recovery until received.

Research and development expense increased $136,200 or 10.0% in fiscal 2000 as compared to fiscal 1999. The increase is due to additional engineering personnel. The Company also experienced increased costs to comply with federal and state exhaust requirements for existing and new engines. See "Business - Governmental Regulation."

Other expense in the amount of $188,600 is comprised of the net realized losses from the sale of certain investments relating to the deferred compensation agreement. This loss is offset by a benefit in selling, general and administrative expenses. In addition, the Company recognized a loss of $53,900 on the disposal of machinery and equipment.

Net interest expense was $171,700 in fiscal 2000 compared to net interest income of $59,700 in fiscal 1999. The increase in interest expense is primarily due to the mortgage on the Company's new Taunton facility and also higher outstanding balances on the revolving loan balance.

The Company had an income tax benefit of $94,400 in fiscal 2000 as compared to an expense of $489,400 in fiscal 1999. The income tax benefit in fiscal 2000 was related primarily to state investment tax credits as a result of the acquisition of the Taunton facility.

The Company's net income was $228,300 in fiscal 2000 as compared to $796,000 in fiscal 1999. The decrease is mainly attributable to the increase in legal costs and the increase in interest expense during fiscal 2000.

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

Liquidity and Capital Resources
-------------------------------

During fiscal 2000, net cash used in operations was $2,315,200 as compared to net cash provided by operations of $859,600 in fiscal 1999. The decrease in net cash provided by operations is primarily due to the increase in inventory and also the decrease in net income. The rise in inventories is primarily the result of increased demand and the timing of engine purchase order receipts.

During fiscal 2000 and 1999, the Company purchased property, plant and equipment of $7,384,700 and $312,100, respectively. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its current operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the loan is $4,600,000 for fifteen years at a fixed rate of 6.46%. The equipment portion of the loan is $400,000 for seven years at a fixed rate of 6.46%. The Company plans capital spending of approximately $600,000 during fiscal 2001.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to $6,000,000. Proceeds from the Credit Agreement were used to repay the Company's outstanding borrowings with Citizens Bank of Massachusetts. At October 21, 2000, the Company had $3,850,000 in outstanding borrowings under the Credit Agreement and approximately $229,700 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2001.

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products in fiscal 2000.

This Annual Report on Form 10-K may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the unanticipated loss of a major supplier; the unanticipated required repayment in full of outstanding amounts under the Company's demand credit facility; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we believe that our exposure to market risk associated with other financial instruments (such as fixed and variable rate borrowings), are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                    -------------------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS

                    For the years ended October 21, 2000,
                    October 23, 1999 and October 24, 1998


KPMG LLP

      99 High Street                       Telephone 617 988 1000
      Boston, MA 02110-2371                Fax 617 988 0800


                        Independent Auditors' Report
                        ----------------------------


To the Board of Directors and Stockholders of Westerbeke Corporation:

We have audited the accompanying consolidated balance sheets of Westerbeke Corporation and subsidiary as of October 21, 2000 and October 23, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 21, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westerbeke Corporation and subsidiary as of October 21, 2000 and October 23, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 21, 2000, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       By /s/ KPMG LLP
                                       ---------------

Boston, Massachusetts
December 15, 2000


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                       October 21,    October 23,
                                                                          2000           1999
                                                                       -----------    -----------

ASSETS
Current assets:
  Cash and cash equivalents                                            $   421,100    $ 1,739,300
  Accounts receivable, net of allowance for doubtful accounts of $115,000 at October 21, 2000 and $59,200 at
   October 23, 1999 (Note 2)                                             2,569,700      2,502,100
  Inventories (Note 3)                                                   9,040,900      5,640,200
  Prepaid expenses and other assets                                        411,100        476,900
  Prepaid income taxes                                                     310,500         35,600
  Deferred income taxes (Note 9)                                           965,100        577,900
                                                                       --------------------------
      Total current assets                                              13,718,400     10,972,000

Property, plant and equipment, net (Notes 4,8 and 10)                    8,863,300      2,027,300
Other assets, net (Note 5)                                               2,081,000      2,199,400
Investments in marketable securities                                       101,400         91,400
Note receivable - related party (Note 6)                                    74,800         93,400
                                                                       --------------------------
                                                                       $24,838,900    $15,383,500
                                                                       ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Notes 8 and 10)                   $   280,100    $   192,900
  Revolving demand note payable (Note 7)                                 3,850,000              -
  Accounts payable                                                       3,159,900      2,248,700
  Accrued expenses and other liabilities                                   891,600        914,000
                                                                       --------------------------
      Total current liabilities                                          8,181,600      3,355,600
                                                                       --------------------------
Deferred income taxes (Note 9)                                              42,200         13,600
Deferred compensation                                                      345,800        409,200
Long-term debt, net of current portion (Notes 8 and 10)                  4,642,200        224,500
                                                                       --------------------------
      Total Liabilities                                                 13,211,800      4,002,900
                                                                       --------------------------

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity (Notes 11 and 12):
  Common stock, $.01 par value; authorized 5,000,000 shares; issued
   2,195,950 shares in 2000 and 2,185,950 in 1999.                          22,000         21,900
  Additional paid-in-capital                                             6,042,500      6,025,300
  Accumulated other comprehensive income                                    17,800         16,900
  Retained earnings                                                      6,300,800      6,072,500
                                                                       --------------------------
                                                                        12,383,100     12,136,600
  Less - Treasury shares at cost, 268,138 shares in 2000 and 1999          756,000        756,000
                                                                       --------------------------
      Total stockholders' equity                                        11,627,100     11,380,600
                                                                       --------------------------
                                                                       $24,838,900    $15,383,500
                                                                       ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended
                                                 -----------------------------------------
                                                 October 21,    October 23,    October 24,
                                                    2000            1999            1998
                                                 -----------    -----------    -----------

Net sales (Note 2)                               $34,528,400    $29,113,700    $26,202,000

Cost of sales                                     26,776,400     22,550,600     20,236,500
                                                 -----------------------------------------

  Gross profit                                     7,752,000      6,563,100      5,965,500

Selling, general and administrative expense        5,756,300      4,359,200      3,684,500

Research and development expense                   1,501,500      1,365,300      1,180,900
                                                 -----------------------------------------

  Income from operations                             494,200        838,600      1,100,100

Interest income (expense), net                      (171,700)        59,700         (9,900)

Other income (expense), net                         (188,600)       387,100              -
                                                 -----------------------------------------

  Income before income taxes                         133,900      1,285,400      1,090,200

Provision for income (benefit) taxes (Note 9)        (94,400)       489,400        446,700
                                                 -----------------------------------------

Net income                                       $   228,300    $   796,000    $   643,500
                                                 =========================================

Income per common share, basic                   $       .12    $       .42    $       .34
                                                 =========================================

Income per common share, diluted                 $       .11    $       .39    $       .31
                                                 =========================================

Weighted average common shares - basic             1,920,147      1,917,812      1,914,546
                                                 =========================================

Weighted average common shares - diluted           2,057,891      2,055,682      2,077,125
                                                 =========================================


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     Three years ended October 21, 2000


                                                     Accumulated
                             Common    Additional       Other
                             Stock      Paid-in     Comprehensive    Retained     Treasury   Stockholders'   Comprehensive
                             Amount     Capital         Income       Earnings       Stock       Equity          Income
                             ---------------------------------------------------------------------------------------------

October 25, 1997             $21,600   $5,996,600     $240,700      $4,633,000   $(756,000)   $10,135,900
Exercise of stock options        300       28,700            -               -           -         29,000
Unrealized gains on
 marketable securities             -            -      (89,500)              -           -        (89,500)    $(89,500)
Net Income                         -            -            -         643,500           -        643,500      643,500
                             -----------------------------------------------------------------------------------------
October 24,1998               21,900    6,025,300      151,200       5,276,500    (756,000)    10,718,900      554,000
Unrealized gains on
 marketable securities
 net of reclassification
 adjustments(see note)             -            -     (134,300)              -           -       (134,300)    (134,300)
Net Income                         -            -            -         796,000           -        796,000      796,000
                             -----------------------------------------------------------------------------------------
October 23, 1999              21,900    6,025,300       16,900       6,072,500    (756,000)    11,380,600      661,700
Exercise of stock options        100       17,200            -               -           -         17,300
Unrealized gains on
 marketable securities             -            -          900               -           -            900          900
Net Income                         -            -            -         228,300           -        228,300      228,300
                             -----------------------------------------------------------------------------------------
October 21, 2000             $22,000   $6,042,500     $ 17,800      $6,300,800   $(756,000)   $11,627,100     $229,200
                             =========================================================================================

Note: (Year ending October 23, 1999)


Unrealized holding loss arising during
 period                                     $  (2,600)
Less: reclassification adjustment for
 gains included in net income                (131,700)
                                            ---------
      Net unrealized gains on securities    $(134,300)
                                            =========


The accompanying notes are an integral part of the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years Ended
                                                       -----------------------------------------
                                                       October 21,    October 23,    October 24,
                                                          2000            1999            1998
                                                       -----------    -----------    -----------

Cash flows from operating activities:
Net income                                             $   228,300    $   796,000    $   643,500
  Reconciliation of net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                          509,200        466,800        428,800
    Loss on disposal of fixed assets                        53,900          1,300         15,000
    Deferred income taxes                                 (358,600)      (140,600)      (195,700)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (67,600)      (209,200)      (343,900)
      Inventories                                       (3,400,700)      (248,600)       862,700
      Prepaid expenses and other assets                     65,800       (133,900)       (41,400)
      Prepaid income taxes                                (274,900)       (35,600)       212,000
      Other assets                                         104,000       (219,000)      (426,700)
      Accounts payable                                     911,200        342,800       (322,000)
      Accrued expenses and other liabilities               (22,400)       245,000        104,300
      Deferred compensation                                (63,400)        88,500        161,100
      Accrued income taxes payable                               -        (93,900)        93,900
                                                       -----------------------------------------
Net cash (used in) provided by operating activities     (2,315,200)       859,600      1,191,600
                                                       -----------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment             (7,384,700)      (312,100)      (444,300)
  Proceeds from payment of note receivable                  18,600         14,600         14,800
  Proceeds from sale of marketable securities                    -      1,465,000              -
  Purchase of marketable securities                         (9,100)             -       (234,700)
                                                       -----------------------------------------
Net cash (used in) provided by investing activities     (7,375,200)     1,167,500       (664,200)
                                                       -----------------------------------------

Cash flows from financing activities:
  Exercise of stock options                                 17,300              -         29,000
  Net borrowings (repayments) under revolving
   demand note                                           3,850,000       (200,000)      (400,000)
  Proceeds from GE Capital                               5,000,000              -              -
  Principal payments on long-term debt and
   capital lease obligations                              (495,100)      (189,700)      (211,400)
                                                       -----------------------------------------
Net cash provided (used) by financing activities         8,372,200       (389,700)      (582,400)
                                                       -----------------------------------------

Decrease (increase) in cash and cash equivalents        (1,318,200)     1,637,400        (55,000)
Cash and cash equivalents, beginning of year             1,739,300        101,900        156,900
                                                       -----------------------------------------
Cash and cash equivalents, end of year                 $   421,100    $ 1,739,300    $   101,900
                                                       =========================================

Supplemental cash flow disclosures:
  Interest paid                                        $   185,100    $    92,500    $   167,600
  Income taxes paid                                    $   644,000    $   668,900    $   266,000
Supplemental disclosures of non-cash flow items:
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes          $       900    $    (2,600)   $   (89,500)
  Tax benefit from exercise of stock options           $     6,000              -              -

The accompanying notes are an integral part of the consolidated financial statements.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 21, 2000, October 23, 1999 and October 24, 1998

1.  Summary of Significant Accounting Policies:

The Company is primarily engaged in the business of designing, manufacturing and marketing marine engine and air-conditioning products.

Principles of Consolidation

The consolidated financial statements include the accounts of Westerbeke Corporation (the "Company"), and its wholly owned subsidiary, Westerbeke International, Inc. (a foreign sales corporation). Westerbeke International, Inc. was activated for tax planning purposes for fiscal years 2000, 1999 and 1998.

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

Investments in Marketable Securities

Marketable investment securities at October 21, 2000 and October 23, 1999 consist of equity securities in various mutual funds. The Company employs the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement
115). Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

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

Marketable investment securities held in connection with the deferred compensation arrangement are classified as trading securities. All other marketable securities are classified as available-for-sale. Equity securities are stated at the fair market value at October 21, 2000 and at October 23, 1999. The total cost of the marketable securities at October 21, 2000 and October 23, 1999 was $65,300. Unrealized holding gains in investment securities, net of income taxes, which is included in accumulated other comprehensive income at October 21, 2000 and October 23, 1999 were $17,800 and $16,900, respectively.

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

Product Warranty Cost

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $360,000 and $300,000 is included in accrued expenses and other liabilities at October 21, 2000 and October 23, 1999, respectively.

Advertising

Advertising and promotional expenditures are expensed as incurred. During the fiscal years ended October 2000, 1999 and 1998, the Company incurred advertising and promotional expenses of $684,600, $647,500, and $528,400, respectively.

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


                                                          For the twelve months ended:
                          October 21, 2000                      October 23, 1999                      October 24, 1998
                 ----------------------------------    ----------------------------------    ----------------------------------
                  Income                    Net         Income                     Net        Income                     Net
                 per share      Shares     Income      per share      Shares      Income     per share      Shares      Income
                 --------------------------------------------------------------------------------------------------------------

Basic              $ .12      1,920,147    $228,300      $ .42      1,917,812    $796,000      $ .34      1,914,546    $643,500
Effect of
Stock options       (.01)       137,744           -       (.03)       137,870           -       (.03)       162,579           -
                   --------------------------------      --------------------------------      --------------------------------
Diluted            $ .11      2,057,891    $228,300      $ .39      2,055,682    $796,000      $ .31      2,077,125    $643,500

2.  Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company.

Net sales include export sales, primarily to customers in the Netherlands, England, Italy, South Africa and Puerto Rico of approximately $2,849,400, $2,591,600 and $2,305,500 for fiscal years ended October 21, 2000, October 23, 1999, and October 24, 1998, respectively. In fiscal 2000, two customers each accounted for sales in excess of 10% of net sales as follows:
$8,896,200 and $6,166,700. In fiscal 1999, two customers each accounted for sales in excess of 10% of net sales as follows: $7,657,400 and $5,791,000. In fiscal 1998, three customers each accounted for sales in excess of 10% of net sales as follows: $5,878,000, $4,827,900 and $2,788,500.

At October 21, 2000, two customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $671,700, and $596,300. At October 23, 1999, two customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows:
$550,700, and $531,100. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.

3.  Inventories

Inventories consist of the following:


                   October 21, 2000    October 23, 1999
                   ----------------    ----------------

Raw materials         $7,260,800          $4,539,800

Work-in-process          617,000             762,400

Finished goods         1,163,100             338,000
                      ----------          ----------
                      $9,040,900          $5,640,200
                      ==========          ==========

The Company uses the last-in, first-out (LIFO) method to value inventory. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $1,168,600 and $1,078,600 higher at October 21, 2000 and October 23, 1999, respectively, if the first-in, first-out (FIFO) method had been used. Inventory cost determined on the FIFO method approximates replacement or current cost.

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

4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:


                                      October 21, 2000    October 23, 1999
                                      ----------------    ----------------

Land                                     $   969,500         $   48,000
Building and building improvements         5,302,900          1,386,100
Furniture and fixtures                       654,400            458,800
Machinery, patterns and equipment          4,188,900          3,354,100
Transportation equipment                      84,900             51,500
Leasehold improvements                        20,400             20,400
Equipment under capital lease                769,200            769,200
Construction in progress                   1,207,800                  -
                                         -----------         ----------
                                          13,198,000          6,088,100
Less accumulated depreciation              4,334,700          4,060,800
                                         -----------         ----------
                                         $ 8,863,300         $2,027,300
                                         ===========         ==========

The Company incurred depreciation expense of approximately $494,800, $445,100, and $407,100 for fiscal years 2000, 1999, and 1998, respectively.

5.  Other Assets

The Company has entered into a split-dollar insurance arrangement with John
H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company, as part of his employment agreement (see note 10), pursuant to which the Company will pay the premium costs of certain life insurance policies. Upon surrender of the policies or payment of the death benefit, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke Jr. or his beneficiaries. Included in other assets at October 21, 2000 and October 23, 1999 is $1,525,100 and $1,470,300,
respectively, which represents the cumulative value of insurance premiums paid to date.

6.  Note Receivable-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company. The principal amount of the secured loan at October 21, 2000 and October 23, 1999 was $74,800 and $93,400, respectively. The loan was used by Mr. Westerbeke, Jr. to purchase a 40-foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke, Jr. pursuant to a lease expiring in July 2004 at a rental of $2,793 per month (see Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.

7.  Revolving Demand Note Payable

The Company has a $6,000,000 Credit Agreement with Brown Brothers Harriman & Co., collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was entered into on June 26, 2000. The Agreement does not have an expiration date, but is payable on written demand. As of October 21, 2000, the Company had approximately $1,920,300 in unused borrowing capacity under the Credit Agreement and approximately $229,700 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances.

8.  Long-Term Debt


                                                  October 21, 2000    October 23, 1999
                                                  ----------------    ----------------

Term Loan with an interest rate of 8.08%, with
 repayment terms through July 2001.                  $        -           $178,500


Term Loan with an interest rate of 8.11%, with
 repayment terms through June 2002.                           -            163,200


Term Loan with an interest rate of 6.46%, with
 repayment terms through April 2015.                  4,507,500                  -

Term Loan with an interest rate of 6.46%, with
 repayment terms through April 2007.                    377,000                  -

Capital Lease with an interest rate of 8.75%
 with repayment terms through September 2001.            37,800             75,700
                                                     -----------------------------
                                                      4,922,300            417,400

Less current portion                                    280,100            192,900
                                                     -----------------------------
Long term debt net of current portion                $4,642,200           $224,500
                                                     =============================

Aggregate maturities of long-term debt for each of the ensuing five years are as follows:


                Year            Amount
                ----            ------

                2001          $  280,100
                2002             258,500
                2003             275,700
                2004             294,100
                2005             313,600
                Thereafter     3,500,300
                              ----------
                              $4,922,300
                              ==========

9.  Income Taxes

Total income tax benefit for the year ended October 21, 2000 was allocated as follows:


Income from continuing operations                                              $ (94,400)

Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes and from the change
 in comprehensive income                                                          (6,600)
                                                                               ---------
                                                                               $(101,000)
                                                                               =========

Income tax (benefit) expense attributable to income from continuing operations consists of:


                                     Years Ended
               --------------------------------------------------------
               October 21, 2000    October 23, 1999    October 24, 1998
               ----------------    ----------------    ----------------

Federal:
  Current         $ 217,200           $ 413,700           $ 444,000
  Deferred          (95,500)            (36,300)           (111,500)
                  -------------------------------------------------
                    121,700             377,400             332,500
                  -------------------------------------------------

State:
  Current            47,500             123,200             134,800
  Deferred         (263,600)            (11,200)            (20,600)
                  -------------------------------------------------
                   (216,100)            112,000             114,200
                  -------------------------------------------------
      Total       $ (94,400)          $ 489,400           $ 446,700
                  =================================================

The Company has no net operating loss carryforwards and has approximately $212,000 of state tax credits, which are available to offset income taxes over a ten-year period.

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:


                                                      Years Ended
                               --------------------------------------------------------
                               October 21, 2000    October 23, 1999    October 24, 1998
                               ----------------    ----------------    ----------------

Provision at statutory rate       $  45,500           $ 437,000           $370,700

State tax provision,
 net of federal tax benefit        (142,600)             74,000             75,400
Other, net                            2,700             (21,600)               600
                                  ------------------------------------------------
Total                             $ (94,400)          $ 489,400          $ 446,700
                                  ================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 21, 2000 and October 23, 1999 are presented below.


                                              October 21, 2000    October 23, 1999
                                              ----------------    ----------------

Deferred tax assets:
  Accounts receivable                            $  133,400          $ 113,600
  Inventory                                         558,800            343,500
  Accrued bonus                                     139,300            197,000
  Warranty                                          145,000            120,800
  Massachusetts investment tax credit               139,900                  -
                                                 -----------------------------
      Total gross deferred tax assets             1,116,400            774,900
                                                 -----------------------------

Deferred tax liabilities:
  Fixed assets, principally due to
   accelerated depreciation methods                (181,500)          (199,200)
  Unrealized gain on marketable securities          (12,000)           (11,400)
                                                 -----------------------------
      Total gross deferred tax liabilities         (193,500)          (210,600)
                                                 -----------------------------

Net deferred tax assets                          $  922,900          $ 564,300
                                                 =============================

Management believes that the realization of deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income.

10. Commitments and Contingencies

Lease Obligations

The Company has lease agreements for a warehouse and certain equipment (see note 6) expiring at various dates through 2005. Rental expense under operating leases was $185,800, $173,000, and $173,200 for the years ended October 21, 2000, October 23, 1999 and October 24, 1998, respectively.

The following capital leases are included in property, plant and equipment:


                                       October 21, 2000    October 23, 1999
                                       ----------------    ----------------

      Property, plant and equipment        $769,200            $769,200
      Less accumulated amortization         662,500             645,000
                                           --------            --------
                                           $106,700            $124,200
                                           ========            ========

The future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


Year                                   Operating
----                                   ---------

2001                                   $185,400
2002                                    135,900
2003                                     36,800
2004                                     36,800
2005                                      2,500
                                       --------
Total future minimum lease payments    $397,400
                                       ========

Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 21, 2000, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $229,700 (see note 7).

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

Legal Proceedings

An arbitrator has awarded the Company $4,202,300 in connection with a dispute with a supplier. The Company will seek to enforce the arbitration award in both the United States and Japan. However, there can be no assurance that the supplier will not appeal the award successfully or defend successfully against enforcement of the award. Accordingly, the Company has not recorded the award in the accompanying financial statements.

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

In March 1996, the board of directors and the stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Option Plan"), under which 150,000 shares of common stock have been made available. As of October 21, 2000, there has been no activity under the 1996 Option Plan.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123 in October 1995, which statement establishes financial accounting and reporting standards for stock based employee compensation plans. The Company has adopted the disclosure requirements of SFAS No.123 and continues to apply the accounting provisions of Opinion No.25 of the Accounting Principles Board. Proforma disclosure required under SFAS 123 is not provided as no stock options have been granted for the three years ended October 21, 2000.

Information for fiscal years 1998, 1999 and 2000, with respect to the Option Plan, is as follows:


                                                        Weighted average
                                                        exercise price of
                                            Shares      shares under plan
                                            ------      -----------------

Balance outstanding at October 25, 1997,
 October 24, 1998 and October 23, 1999      150,000          $1.125
  Exercised                                 (10,000)          1.125
                                            -------

Balance outstanding and exercisable
 at October 21, 2000                        140,000          $1.125
                                            =======

The outstanding options expire on various dates through May 2003. Options for 88,100 shares are available for future grant under the Option Plan.

The following table summarizes information concerning currently outstanding and exercisable options under the Option Plan as of October 21, 2000:


                            Weighted
                             average        Weighted
Range of                    remaining        average                         Weighted
exercise       Number      contractual     outstanding       Options          average
 prices     outstanding    life (years)    option price    exercisable    exercise price
----------------------------------------------------------------------------------------

 $1.125       140,000          2.4            $1.125         140,000          $1.125

Information for fiscal years 1998, 1999, and 2000, with respect to the Supplemental Plan, is as follows:


                                                        Weighted average
                                                        exercise price of
                                            Shares      shares under plan
                                            ------      -----------------

Balance outstanding at October 25, 1997     147,400          $1.507
  Exercised                                 (29,000)          1.000
                                            -------
Balance outstanding at October 24, 1998,
 October 23, 1999 and October 21, 2000      118,400           1.631
                                            -------

Balance exercisable at October 21, 2000     118,400          $1.631
                                            =======

The following table summarizes information concerning currently outstanding and exercisable options under the Supplemental Plan as of October 21, 2000:


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

$.875 - $3.000      118,400          3.0            $1.631         118,400          $1.631

The outstanding options expire on various dates through June 2006. Options for 41,300 shares are available for future grant under the Supplemental Plan.

Preferred Stock

As of October 21, 2000 and October 23, 1999, 1,000,000 shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.

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

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 21, 2000, there has been no activity under the Purchase Plan.

13. Employee Benefit Plan

In 1994, the Company started an Employee Deferred Compensation Plan that covers all employees over 21 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on up to 8% of their annual compensation. The Company contributed $46,600, $41,800 and $38,800 for the fiscal years ended October 21, 2000, October 23, 1999 and October 24, 1998, respectively.

14. Quarterly Financial Data (Unaudited)
    (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 21, 2000 and October 23, 1999 is as follows:


                                                                                 Fiscal
Fiscal 2000:                            First     Second    Third     Fourth      Year
                                        -----------------------------------------------

Net sales                               $8,791    $9,103    $8,892    $7,742    $34,528
Gross profit                             2,150     1,968     2,002     1,632      7,752
Income (loss) from operations              597       337       272      (712)       494
Other income (loss)                        (10)      (97)        -       (82)      (189)
Net income (loss)                          353       126       131      (382)       228
Net income (loss) per share, diluted      0.17      0.06      0.06     (0.18)      0.11


                                                                                 Fiscal
Fiscal 1999:                            First     Second    Third     Fourth      Year
                                        -----------------------------------------------

Net sales                               $5,447    $7,602    $7,571    $8,494    $29,114
Gross profit                               956     1,896     1,838     1,873      6,563
Income (loss) from operations             (190)      506       562       (39)       839
Other income (loss)                        (31)      504       (65)      (21)       387
Net income (loss)                         (111)      581       319         7        796
Net income (loss) per share, diluted     (0.06)     0.28      0.16      0.01       0.39

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We are currently evaluating SFAS No. 133 and SFAS No. 138. We do not expect these new statements to have a material effect on our consolidated financial position, results of operations or cash flow.


                                 SCHEDULE II
                    WESTERBEKE CORPORATION AND SUBSIDIARY

                      VALUATION AND QUALIFYING ACCOUNT
           For the years ended October 21, 2000, October 23, 1999
                            and October 24, 1998


                                    Balance at     Charged to    Charged                    Balance
                                   Beginning of    Costs and     To Other                   at End
                                      Period        Expenses     Accounts    Deductions     of Year

1998
Allowance for doubtful accounts       $63,900             -         -          4,700       $ 59,200

1999
Allowance for doubtful accounts       $59,200             -         -              -       $ 59,200

2000
Allowance for doubtful accounts       $59,200        62,500         -          6,700       $115,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


                                 PART I I I

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain biographical information concerning the directors of the Company as of January 1, 2001 is set forth below. Such information was furnished by them to the Company.


                                               Certain
Name of Director           Age         Biographical Information
----------------           ---         ------------------------

GERALD BENCH               59     President, BFT Holdings Co., Inc. (investor
                                  in emerging growth businesses) since
                                  November 1996; President and Chief
                                  Executive Officer, Hadley Fruit Orchards,
                                  Inc. from November 1996 to June 1999;
                                  Consultant, Hadley Fruit Orchards, Inc.
                                  from March 1995 to November 1996; Partner,
                                  ICAP Marine Group (consulting firm) from
                                  November 1993 to February 1995; Chairman
                                  and President, TDG Aerospace, Inc.
                                  (manufacturer of aircraft de-icing devices)
                                  from October 1991 to November 1993;
                                  President, Thermion, Inc. (manufacturer of
                                  heaters for aircraft de-icing devices) from
                                  April 1990 to September 1991; General
                                  Manager, Lermer Corporation (manufacturer
                                  of airline galley equipment) from June 1989
                                  through March 1990; former Chairman of the
                                  Board, President, Chief Executive Officer
                                  and Director of E&B Marine Inc. (marine
                                  supplies and accessories) from prior to
                                  1988; Director of the Company since June
                                  1986

THOMAS M. HAYTHE           61     Business and Legal Consultant since
                                  February 2000: Partner, Haythe & Curley
                                  (attorneys) (renamed Torys in 2000) from
                                  1982 to January 2000; Director: Novametrix
                                  Medical Systems Inc. (manufacturer of
                                  electronic medical instruments), Guest
                                  Supply, Inc. (provider of hotel guest room
                                  amenities, accessories and products) and
                                  Ramsay Youth Services, Inc. (provider of
                                  youth and educational services); Director
                                  of the Company since June 1986.

NICHOLAS H. SAFFORD        68     President, Nicholas H. Safford & Co., Inc.
                                  (investment counselor and private trustee)
                                  since 1983 and from 1979 to 1981; former
                                  president and director of Wendell, Safford
                                  & Co., Inc. (investment counseling firm)
                                  from 1982 to 1983; former vice president
                                  and director of David L. Babson & Co., Inc.
                                  (investment counseling firm) prior to 1978;
                                  Director of the Company since February
                                  1991.

JAMES W. STOREY            66     Consultant since January 1993; President,
                                  Wellingsley Corporation (private investment
                                  management company) from December 1986
                                  through December 1992; President and Chief
                                  Executive Officer of Codex Corporation, a
                                  subsidiary of Motorola, Inc. from 1982 to
                                  1986; Vice President of Motorola, Inc. from
                                  1982 to 1986; Director of the Company since
                                  June 1986.

JOHN H. WESTERBEKE, JR.    60     President of the Company since 1976;
                                  Director of the Company since 1976;
                                  Chairman of the Board of Directors of the
                                  Company since June 1986.

      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in Part I hereof.

      The Board of Directors of the Company consists of three classes of directors: Class A, Class B, and Class C. Directors in each class are elected for a term of three years. The term of office of the Class C directors will expire at the Annual Meeting of Stockholders to be held in 2001. Class A and Class B directors will be elected at the Annual Meetings to be held in 2002 and 2003, respectively. Mr. Bench and Mr. Safford are Class A directors, Messrs. Haythe and Storey are Class B directors and Messrs. Westerbeke, Jr. is a Class C director.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 21, 2000 all
Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal years ended October 21, 2000, October 23, 1999 and October 24, 1998 concerning the compensation paid or awarded to the Chief Executive Officer and the other executive officer of the Company.

                         SUMMARY COMPENSATION TABLE


                                                     Annual Compensation
                                      Fiscal     --------------------------
            Name and                   Year
            Principal                  Ended                                   All Other
            Position                  October       Salary         Bonus       Compensation
  -----------------------------------------------------------------------------------------

John H. Westerbeke, Jr.                2000      $228,359(1)    $134,247(2)     $38,549(7)
President, Chairman of the Board       1999       226,190(3)      84,723(4)      33,385(7)
of Directors and Class C Director      1998       214,488(5)      53,838(6)      31,622(7)

Carleton F. Bryant, III                2000      $ 94,500       $ 60,633              -
Executive Vice President,              1999        94,500         61,115              -
Treasurer, Chief Operating Officer     1998        94,500         72,998              -
and Secretary

--------------------
<F1>  Includes $75,300 of salary earned in fiscal year 2000, payment of which has been deferred.
<F2>  Includes a $126,692 bonus earned in fiscal year 2000, payment of which has been deferred.
<F3>  Includes $73,100 of salary earned in fiscal year 1999, payment of which has been deferred.
<F4>  Includes a $79,682 bonus earned in fiscal year 1999, payment of which has been deferred.
<F5>  Includes $61,842 of salary earned in fiscal year 1998, payment of which has been deferred.
<F6>  Includes a $49,628 bonus earned in fiscal year 1998, payment of which has been deferred.
<F7>  Includes amounts ($22,750, $19,825 and $18,062 in fiscal 2000, 1999 and 1998, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 21, 2000, October 23, 1999 and October 24, 1998 for the period from the date on which each premium was paid until March 31, 2002 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid).

      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 21, 2000.

      The following table sets forth the number and value of options held by the executive officers named in the Summary Compensation Table during the fiscal year ended October 21, 2000.

                      OPTION VALUES AT OCTOBER 21, 2000


                                      Number of                  Value of Unexercised
                                      Unexercised                  In-the-Money(1)
                                      Options at                      Options at
                                   October 21, 2000                October 21, 2000
                             ----------------------------    ----------------------------
          Name               Exercisable    Unexercisable    Exercisable    Unexercisable
-----------------------------------------------------------------------------------------

John H. Westerbeke, Jr.        150,000           -             $206,200          -

Carleton F. Bryant, I I I       65,000           -             $ 89,400          -

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

Employment Agreements
---------------------

      The Company has an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, which provides for his employment by the Company at an annual base salary, subject to increases based upon the Consumer Price Index and at the discretion of the Company. During fiscal 2000, Mr. Westerbeke's salary was $228,359, which included $75,300 of salary which has been deferred. The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. In September 1996, the Board of Directors established an incentive plan for Mr. Westerbeke pursuant to which Mr. Westerbeke will have an annual bonus opportunity, based on net income and increases in sales, in each of the four years beginning with the 1997 fiscal year. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke as described below. The Agreement may be terminated by the Company upon the disability of Mr. Westerbeke, by the Company with or without cause, and by Mr. Westerbeke in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the Agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three year period and is required to pay any premiums payable on the split-dollar life insurance policies on his life for a three year period. Under the Agreement, Mr. Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment.

      The Company has entered into a split-dollar insurance arrangement with Mr. Westerbeke, Jr., pursuant to which the Company will pay the premium costs of certain life insurance policies that pay a death benefit of not less than $6,150,000 in the aggregate upon the death of Mr. Westerbeke. Upon surrender of the policies or payment of the death benefit thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke or his beneficiaries. See footnote (6) to the "Summary Compensation Table" above for further information on premium payments made by the Company.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      During the Company's past fiscal year, Thomas M. Haythe, a director of the Company and a member of the Compensation Committee, was a partner of the law firm of Haythe & Curley (renamed Torys in 2000), which firm acted as legal counsel to the Company during the past fiscal year. It is expected that Torys will continue to render legal services to the Company in the future. Mr. Haythe, who retired from Torys in January 2000, acts as the Company's general counsel and is expected to continue to do so in the future.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 2001, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholding as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.


                                          Shares of Common Stock
Name and Address                             Owned Beneficially                Percent of Class
----------------                          ----------------------               ----------------

Paul B. Luber                               133,255 (1)                              6.9%
  4201 North Oakland Avenue
  Shorewood, Wisconsin 53211

Gerald Bench                                 11,100 (2)                               *
  17 1/2 Passaic Avenue
  Spring Lake, New Jersey 07762

Thomas M. Haythe                             16,100 (3)                               *
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

Nicholas H. Safford                          10,100 (4)                               *
  9 Cleaves Street
  Rockport, Massachusetts 01966

James W. Storey                              20,100 (5)                              1.0%
  3 Saddle Ridge Road
  Dover, Massachusetts 02030

John H. Westerbeke, Jr                    1,248,250 (6)                             60.1%
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

Carleton F. Bryant, III                      65,000 (7)                              3.3%
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

All Directors and Officers as a Group     1,370,650 (2) (3) (4) (5) (6) (7)         63.0%
 (seven persons)

--------------------
(*)   Less than one percent.
<F1>  Information as to these holdings is based upon a report on Schedule
      13D filed with the Securities and Exchange Commission by Mr. Paul B. Luber. Such report indicates that Mr. Luber has sole voting and dispositive power with respect to 133,255 shares, of which 53,555 shares are directly owned by Mr. Luber and 79,700 shares are owned by Great Lakes Capital Holdings, LLP, a limited liability partnership of which Mr. Luber is a general partner.
<F2>  Consists of 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bench.
<F3>  Includes 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.
<F4>  Consists of 10,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Safford.
<F5>  Includes 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Storey.
<F6>  Includes 150,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Westerbeke, Jr.
<F7>  Consists of 65,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bryant.

      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 2001.

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

      During the Company's past fiscal year, Thomas M. Haythe, a Class B director of the Company, was a partner of the law firm of Haythe & Curley (renamed Torys in 2000), which firm has acted as legal counsel to the Company during the past fiscal year. It is expected that Torys will continue to render legal services to the Company in the future. Mr. Haythe, who retired in January 2000, acted as the Company's general counsel and is expected to continue to do so in the future.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

         (a)  1.  Financial Statements:

         Included in PART II of this report:                 Page
           Report of KPMG LLP                                 24

         Consolidated Balance Sheets at
          October 21, 2000 and October 23, 1999               25

         Consolidated Statements of Operations
          for the three years in the period ended
          October 21, 2000                                    26

         Consolidated Statements of Stockholders'
          Equity and Comprehensive Income for the
          three years in the period ended October 21, 2000    27

         Consolidated Statements of Cash Flow
          for the three years in the period ended
          October 21, 2000                                    28

         Notes to Consolidated Financial Statements           29

         2.  Financial Statement Schedule:

         Included in PART II of this report:

         Schedule II - Valuation and Qualifying
          Account for the three years in the period
          ended October 21, 2000                              41

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

         (b)  Current Reports on Form 8-K:

               During the fiscal quarter ended October 21, 2000, the Company did not file any Current Reports on Form 8-K.

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

Dated: January 19, 2001

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

Dated: January 19, 2001

                                       By /s/ John H. Westerbeke, Jr.
                                          ---------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer

Dated: January 19, 2001                By /s/ Carleton F. Bryant III
                                          --------------------------
                                          Carleton F. Bryant III
                                          Executive Vice President,
                                          Chief Operating Officer and
                                          Principal Financial
                                          and Accounting Officer

Dated: January 19, 2001                By /s/ Gerald Bench
                                          ----------------
                                          Gerald Bench
                                          Director

Dated: January 19, 2001                By /s/ Thomas M. Haythe
                                          --------------------
                                          Thomas M. Haythe
                                          Director

Dated: January 19, 2001                By /s/ Nicholas H. Safford
                                          -----------------------
                                          Nicholas H. Safford
                                          Director

Dated: January 19, 2001                By /s/ James W. Storey
                                          -------------------
                                          James W. Storey
                                          Director

                              Index to Exhibits
                              -----------------

Exhibit
  No.                  Name of Exhibit                            Page
-------                ---------------                            ----

 2        Agreement and Plan of Merger between the Company
          and J.H. Westerbeke Corporation, a Massachusetts
          corporation                                              (1)

 3 (a)    Certificate of Incorporation of the Company (as
          amended)                                                 (1)

 3 (b)    By-Laws of the Company                                   (4)

10 (a)    Agreement dated as of June 30, 1986 by and
          between the Company and John H. Westerbeke, Sr           (1)

10 (b)    1986 Stock Option Plan of the Company as
          amended on January 6, 1987 and on May 26, 1988           (4)

10 (c)    1986 Employee Stock Purchase Plan of the
          Company                                                  (1)

10 (d)    Supplemental Stock Option Plan of the
          Company                                                  (4)

10 (e)    1996 Stock Option Plan of the Company                    (2)

10 (f)    Agreement dated as of June 1, 1986 by and among
          the Company, Ruth A. Westerbeke, John H.
          Westerbeke, Jr., John H. Westerbeke, Sr. and
          Ruth A. Westerbeke, as trustees                          (1)

10 (g)    Supplemental Medical Insurance Policy                    (1)

10 (h)    Employment Agreement dated March 24, 1993
          between the Company and John H. Westerbeke, Jr.,
          Chairman, President and Chief Executive Officer of
          the Company                                              (4)

10 (i)    Employment Agreement dated May 14, 1993
          and Confidentiality Agreement dated May 14, 1993
          between the Company and Carleton F. Bryant III,
          Chief Operating Officer of the Company                   (4)

10 (j)    Lease dated February 3, 1999 by and between
          Urban Equities and the Company                           (3)

10 (k)    Purchase and Sale Agreement dated March 1, 2000
          between the Company and Dead River Company               (5)

10 (l)    Real Estate Loan Agreement dated April 24, 2000
          among the Company, 150 John Hancock LLP, GE
          Capital Public Finance, Inc. and Massachusetts
          Development Finance Agency                               (5)

10 (m)    Equipment Loan Agreement dated April 24, 2000
          between the Company, GE Capital Public Finance, Inc.
          and Massachusetts Development Finance Agency             (5)

10 (n)    Mortgage Security Agreement, Assignment of Leases and
          Rents and Fixture Filing dated April 24, 2000 between
          the Company and GE Capital Public Finance, Inc           (5)

10 (o)    Loan and Security Agreement dated June 26, 2000
          between the Company and Brown Brothers Harriman
          & Co                                                     (6)

10 (p)    Revolving Credit Note dated June 26, 2000 between
          the Company and Brown Brothers Harriman & Co             (6)

10 (q)    Amendment dated September 2000 to Loan and Security
          Agreement dated June 26, 2000 between the Company and Brown Brothers Harriman Co

10 (r)    Amendment dated September 2000 to Revolving Credit
          Note dated June 26, 2000 between the Company and
          Brown Brothers Harriman & Co

21        Subsidiary of the Company

23        Consent of KPMG LLP

24        Power of Attorney                                     (See Page 54
                                                                of Annual
                                                                Report on
                                                                Form 10-K)

[FN]
--------------------
<F1>  Incorporated by reference to Exhibits to Registration Statement
      No. 33-6972 filed with the Securities and Exchange Commission.
<F2>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 26, 1996.
<F3>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended January 23, 1999.
<F4>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 23, 1999.
<F5>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended April 22, 2000.
<F6>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended July 22, 2000.