Form 10-Q
period 2001-01-27
WESTERBEKE CORP
filed 2001-03-13
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    January 27, 2001
                                         ----------------

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

      Commission file number      0-15046
                                -----------

                           Westerbeke Corporation
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                               04-1925880
   -------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. employer
   incorporation or organization)                Identification No.)

   Myles Standish Industrial Park
       Taunton, Massachusetts                           02780
---------------------------------------          -------------------
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code  (508) 823-7677
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

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Outstanding at
                 Class                 March 1, 2001
                 -----                 --------------

      Common Stock, $.01 par value       1,947,090


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                      Page
                                                      ----

Part I - Financial Information

       Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets as
          of January 27, 2001 and
          October 21, 2000                                3

         Consolidated Statements of
          Operations for the three
          months ended January 27, 2001
          and January 22, 2000                            4

         Consolidated Statements of
          Cash Flows for the three
          months ended January 27, 2001
          and January 22, 2000                            5

         Notes to Consolidated
          Financial Statements                          6-9

       Item 2 -

         Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                   10-12

Part II - Other Information                              13

Signatures                                               14


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                  January 27,     October 21,
                                                                     2001            2000
                                                                  -----------     -----------
                                                                  (Unaudited)       Audited

ASSETS
Current assets:
  Cash and cash equivalents                                       $         -     $   421,100
  Accounts receivable, net of allowance for doubtful accounts
   of $115,000                                                      2,558,100       2,569,700
  Inventories (Note 2)                                              9,215,700       9,040,900
  Prepaid expenses and other assets                                   353,700         411,100
  Prepaid income taxes                                                476,300         310,500
  Deferred income taxes                                               965,100         965,100
                                                                  ---------------------------
      Total current assets                                         13,568,900      13,718,400
                                                                  ---------------------------

Property, plant and equipment, net (Note 5)                         9,337,500       8,863,300
Other assets, net                                                   2,240,800       2,081,000
Investments in marketable securities                                  103,300         101,400
Note receivable - related party                                        70,200          74,800
                                                                  ---------------------------
                                                                  $25,320,700     $24,838,900
                                                                  ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 4)                      $   333,200     $   280,100
  Revolving demand note payable                                     4,300,000       3,850,000
  Accounts payable                                                  2,863,200       3,159,900
  Accrued expenses and other liabilities                            1,023,500         891,600
                                                                  ---------------------------
      Total current liabilities                                     8,519,900       8,181,600
                                                                  ---------------------------

Deferred income taxes                                                  41,000          42,200
Deferred compensation                                                 366,100         345,800
Long-term debt, net of current portion (Note 4)                     5,010,900       4,642,200
                                                                  ---------------------------
      Total liabilities                                            13,937,900      13,211,800
                                                                  ---------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,195,950 shares                                             22,000          22,000
  Additional paid-in-capital                                        6,042,500       6,042,500
  Accumulated other comprehensive income (Note 3)                      16,200          17,800
  Retained earnings                                                 6,058,100       6,300,800
                                                                  ---------------------------
                                                                   12,138,800      12,383,100
  Less - Treasury shares 268,138 at cost                              756,000         756,000
                                                                  ---------------------------
  Total stockholders' equity                                       11,382,800      11,627,100
                                                                  ---------------------------
                                                                  $25,320,700     $24,838,900
                                                                  ===========================

               The accompanying notes are an integral part of
                   the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                ---------------------------
                                                January 27,     January 22,
                                                   2001            2000
                                                -----------     -----------
                                                        (Unaudited)

Net sales                                       $7,436,000      $8,791,100

Cost of sales                                    6,131,200       6,641,500
                                                --------------------------

  Gross profit                                   1,304,800       2,149,600

Selling, general and administrative expense      1,145,900       1,203,700

Research and development expense                   386,900         348,500
                                                --------------------------

  Income (loss) from operations                   (228,000)        597,400

Interest expense (income), net                     176,500          (8,900)

Other expenses, net                                      -          10,400
                                                --------------------------

  Income (loss) before income taxes               (404,500)        595,900

Provision for income taxes (benefit)              (161,800)        242,500
                                                --------------------------

Net income (loss)                               $ (242,700)     $  353,400
                                                ==========================

Income (loss) per common share, basic           $     (.13)     $      .18
                                                --------------------------

Income (loss) per common share, diluted         $     (.13)     $      .17
                                                --------------------------

Weighted average common shares, basic            1,927,812       1,917,812
                                                --------------------------

Weighted average common shares, diluted          1,927,812       2,049,559
                                                --------------------------

               The accompanying notes are an integral part of
                   the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                         ---------------------------
                                                                         January 27,     January 22,
                                                                            2001            2000
                                                                         -----------     -----------
                                                                                 (Unaudited)

Cash flows from operating activities:
Net income (loss)                                                        $(242,700)      $   353,400
  Reconciliation of net income (loss) to net cash
   used by operating activities:
    Depreciation and amortization                                          186,600           109,800
    Deferred income taxes                                                   (1,200)           (9,300)
    Changes in operating assets and liabilities:
      Accounts receivable                                                   11,600        (1,178,300)
      Inventories                                                         (174,800)       (2,234,900)
      Prepaid expenses and other assets                                     57,400          (116,200)
      Prepaid income taxes                                                (165,800)                -
      Other assets                                                        (164,800)           (1,700)
      Accounts payable                                                    (296,700)          967,900
      Accrued expenses and other liabilities                               131,900           261,600
      Deferred compensation                                                 20,300            15,300
      Income taxes                                                               -           182,300
                                                                         ---------------------------
Net cash used by operating activities                                     (638,200)       (1,650,100)
                                                                         ---------------------------

Cash flows used in investing activities:
  Purchase of property, plant and equipment                               (655,800)         (260,800)
  Proceeds from payment of note receivable - related party                   4,600             5,600
  Investment in marketable securities                                       (3,500)          (10,700)
                                                                         ---------------------------
Net cash used in investing activities                                     (654,700)         (265,900)
                                                                         ---------------------------

Cash flows from financing activities:
  Net borrowings under revolving demand note                               450,000           400,000
  Proceeds from Massachusetts Development Finance Agency                   500,000                 -
  Principal payments on long-term debt and capital lease obligations       (78,200)          (46,100)
                                                                         ---------------------------
Net cash provided in financing activities                                  871,800           353,900
                                                                         ---------------------------

Decrease in cash and cash equivalents                                     (421,100)       (1,562,100)
Cash and cash equivalents, beginning of period                             421,100         1,739,300
                                                                         ---------------------------
Cash and cash equivalents, end of period                                 $       -       $   177,200
                                                                         ===========================

Supplemental cash flow disclosures:
  Interest paid                                                          $ 147,000       $     7,700
  Income taxes paid                                                      $   4,000       $    60,400

Supplemental disclosures of non-cash items:
  Decrease in unrealized gains on marketable securities,
   net of income taxes                                                   $  (1,600)      $   (13,700)

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

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:
      -------------------------------------------

  A.  Financial Statements
      --------------------

      The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 21, 2000.

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of January 27, 2001, and the results of their operations and their cash flows, for the three-month period then ended, have been included.

  B.  Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke
      International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated.

      On October 22, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and amendment to SFAS No. 133. The adoption of these standards had no material effect on the Company's reporting and disclosure requirements.

  C.  Earnings per Share
      ------------------

      Basic income (loss) per common share is computed by dividing income
      (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the maximum dilution that would have resulted from the exercise of stock options. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and all dilutive securities, except when the effect would be antidilutive.

                                                   For the three months ended:
                         ------------------------------------------------------------------------------
                                    January 27, 2001                          January 22, 2000
                         -------------------------------------      -----------------------------------
                           Loss                         Net          Income                       Net
                         per share      Shares          Loss        per share      Shares        Income
                         ---------      ------          ----        ---------      ------        ------

      Basic               $(.13)       1,927,812     $(242,700)       $ .18       1,917,812     $353,400
      Effect of
       Stock options          -                -             -         (.01)        131,747            -
                          ------------------------------------        ----------------------------------

      Diluted             $(.13)       1,927,812     $(242,700)       $ .17       2,049,559     $353,400

      At January 27, 2001, there were 258,400 exercisable options outstanding, which were convertible into 258,400 common shares. These shares were excluded from the earnings per share calculation since their inclusion would have been antidilutive.

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                          January 27,     October 21,
                             2001            2000
                          -----------     -----------

      Raw materials       $7,090,300      $7,260,800
      Work-in-process        764,800         617,000
      Finished goods       1,360,600       1,163,100
                          ----------      ----------
                          $9,215,700      $9,040,900
                          ==========      ==========

      The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year. As a result, the Company anticipates an increase in its LIFO valuation account as of October 27, 2001. Accordingly, the Company has recorded an increase of $22,500, on a pro rata basis, in the LIFO reserve during the first three months of fiscal 2001. During the first three months of 2000, the Company recorded, on a pro rata basis, an increase of $22,500 in the LIFO reserve. Inventories would have been $1,191,100 higher at January 27, 2001 and $1,168,600 higher as of October 21, 2000, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

3.    Comprehensive Income
      --------------------

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income (loss) resulting from unrealized gains or losses on marketable securities for the three months ended January 27, 2001 and January 22, 2000 are as follows:

                                                     January 27, 2001     January 22, 2000
                                                     ----------------     ----------------

      Net income (loss)                                 $(242,700)            $353,400
      Unrealized losses on marketable securities           (1,600)             (13,700)
                                                        ------------------------------
      Comprehensive income (loss)                       $(244,300)            $339,700
                                                        ==============================

4.    Long-Term Debt
      --------------

                                                        January 27, 2001     October 21, 2000
                                                        ----------------     ----------------

      Term Loan with an interest rate of 6.46%,
       with repayment terms through April 2015.            $4,460,200           $4,507,500

      Term Loan with an interest rate of 6.46%,
       with repayment terms through April 2007.               365,200              377,000

      Term Loan with an interest rate of 8.50%,
       with repayment terms through December
       2007.                                                  487,600                    -

      Capital Lease with an interest rate of 8.75%
       with repayment terms through September 2001.            31,100               37,800
                                                           -------------------------------
                                                            5,344,100            4,922,300
      Less current portion                                    333,200              280,100
                                                           -------------------------------

      Long term debt, net of current portion               $5,010,900           $4,642,200
                                                           ===============================

5.    Property, Plant and Equipment
      -----------------------------

                                             January 27, 2001     October 21, 2000
                                             ----------------     ----------------

      Land                                     $   969,500          $   969,500
      Building and building improvements         6,759,200            5,302,900
      Furniture and fixtures                       698,600              654,400
      Machinery, patterns and equipment          4,391,100            4,188,900
      Transportation equipment                      84,900               84,900
      Leasehold improvements                        20,400               20,400
      Equipment under capital lease                769,200              769,200
      Construction in progress                     160,900            1,207,800
                                               --------------------------------
                                                13,853,800           13,198,000
      Less accumulated depreciation              4,516,300            4,334,700
                                               --------------------------------
                                               $ 9,337,500          $ 8,863,300
                                               ================================


                Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results Of Operations

Results of Operations -
-----------------------

Net sales decreased by $1,355,100 or 15%, during the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease was attributable to general business conditions in the domestic recreational marine market, in particular, decreased demand for new boats.

Gross profit decreased $844,800 or 39% during the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. As a percentage of net sales, gross profit was 18% during the first quarter of fiscal 2001, as compared to 24% during the first quarter of fiscal 2000. The decrease in gross profit margin is attributable to lower sales levels, resulting in higher costs per unit due to lower production levels, in addition to higher occupancy costs and new equipment depreciation associated with the Company's move to its Taunton facility.

Operating expenses decreased $19,400 or 1% for the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease is primarily attributable to a decrease in hiring expenses.

Net interest expense increased $185,400 during the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. The increase in interest expense is primarily due to the mortgage on the Company's new Taunton facility and also higher outstanding balances on the revolving loan balance.

Other expense decreased $10,400 during the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. Other expense in fiscal 2000 is comprised of the realized loss from the sale of certain marketable securities.

For the quarter ended January 27, 2001, the Company reported a net loss of $242,700, compared to a net income of $353,400 for the same period in fiscal 2000. The combination of decreased unit volume, decreases in gross profit and the increase in interest expense resulted in the net loss.


                    WESTERBEKE CORPORATION AND SUBSIDIARY

Liquidity and Capital Resources
-------------------------------

During the first three months of fiscal 2001, net cash used by operations was $638,200, compared to $1,650,100 for the first three months in fiscal 2000. This was a result of a significant reduction in cash used for inventory.

During the three months ended January 27, 2001, the Company purchased machinery and equipment of $655,800. The Company plans additional capital spending of $500,000 during the remainder of the year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its current operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the loan is $4,600,000 for fifteen years at a fixed rate of 6.46%. The equipment portion of the loan is $400,000 for seven years at a fixed rate of 6.46%.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to $6,000,000. Proceeds from the Credit Agreement were used to repay the Company's outstanding borrowings with Citizens Bank of Massachusetts. As of January 27, 2001, the Company had $4,300,000 in outstanding borrowings under the Credit Agreement and approximately $432,200 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

On November 15, 2000, the Company entered into a $500,000 Business Loan Agreement with Massachusetts Development Finance Agency, collateralized by certain equipment. The loan is for seven years at a fixed rate of 8.50%. As of January 27, 2001, the outstanding principal amount was approximately $487,600.

On February 16, 2001, the Company sold its property located in Avon, Massachusetts for $1,240,000 in cash, resulting in a gain of approximately $400,000.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2001.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first quarter of fiscal 2001.

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


Part II.    Other Information

  Item 1    Legal Proceedings
  ------    -----------------

            As previously announced, the Company has received an award of damages in the amount of $4,202,300 in its arbitration against Daihatsu Motor Company, LTD ("Daihatsu") for breach of contract and other claims. Daihatsu has failed to pay the award as directed by the arbitrator and the Company has filed an action in the United States District Court for the Southern District of New York to confirm the award. Daihatsu has filed a motion to vacate the award, which the Company has opposed. There can be no assurance that Daihatsu will not appeal the award successfully or defend successfully against enforcement of the award. Accordingly, the Company is unable to predict when, if ever, it will receive payment of the award. Therefore, the Company will not record any recovery until received. In a separate but related case pending in the Federal District Court for the District of Massachusetts, the Company is seeking damages from Briggs & Stratton Corporation for tortious interference with the Company's Agreement with Daihatsu and other related claims.

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

            (a)   Exhibits

                  10 (a) Business Loan Agreement dated November 15, 2000 between the Company and Massachusetts Development Finance Agency.

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the period covered by this report.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  March 12, 2001                  /s/ John H. Westerbeke, Jr.
       --------------                  -------------------------------
                                           John H. Westerbeke, Jr.
                                           Chairman of the Board,
                                           President and Principal
                                           Executive Officer


Dated  March 12, 2001                  /s/ Carleton F. Bryant III
       --------------                  -------------------------------
                                           Carleton F. Bryant III
                                           Executive Vice President,
                                           Chief Operating Officer
                                           and Principal Financial
                                           and Accounting Officer