Form 10-Q
period 2001-04-28
WESTERBEKE CORP
filed 2001-06-11
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    April 28, 2001
                                         --------------

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


                                      Outstanding at
                 Class                 June 1, 2001
                 -----                --------------

      Common Stock, $.01 par value       1,947,090


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX


                                                     Page
                                                     ----

Part I - Financial Information

       Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets as
          of April 28, 2001 and
          October 21, 2000                               3

         Consolidated Statements of
          Operations for the three
          months ended April 28, 2001
          and April 22, 2000                             4

         Consolidated Statements of
          Operations for the six
          months ended April 28, 2001
          and April 22, 2000                             5

         Consolidated Statements of
          Cash Flows for the six
          months ended April 28, 2001
          and April 22, 2000                             6

         Notes to Consolidated
          Financial Statements                        7-12

       Item 2 -

         Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                  13-15

Part II - Other Information                             16

Signatures                                              18


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                  April 28,     October 21,
                                                                    2001           2000
                                                                 ----------     -----------
                                                                 (Unaudited)      Audited

ASSETS
Current assets:
  Cash and cash equivalents                                      $   107,100    $   421,100
  Accounts receivable, net of allowance for doubtful accounts
   of $115,000                                                     2,817,300      2,569,700
  Inventories (Note 2)                                             8,665,900      9,040,900
  Prepaid expenses and other assets                                  367,400        411,100
  Prepaid income taxes                                               277,200        310,500
  Deferred income taxes                                              977,000        965,100
                                                                 --------------------------
      Total current assets                                        13,211,900     13,718,400
                                                                 --------------------------

Property, plant and equipment, net (Note 5)                        8,864,400      8,863,300
Split dollar premiums (Note 6)                                     1,285,000      1,525,100
Other assets, net                                                    573,100        555,900
Investments in marketable securities                                 104,400        101,400
Note receivable - related party                                       65,600         74,800
Deferred income taxes                                                100,500              -
                                                                 --------------------------
                                                                 $24,204,900    $24,838,900
                                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 4)                     $   324,800    $   280,100
  Revolving demand note payable                                    3,600,000      3,850,000
  Accounts payable                                                 2,497,300      3,159,900
  Accrued expenses and other liabilities                           1,029,900        891,600
                                                                 --------------------------
      Total current liabilities                                    7,452,000      8,181,600
                                                                 --------------------------

Deferred income taxes                                                      -         42,200
Deferred compensation                                                373,000        345,800
Long-term debt, net of current portion (Note 4)                    4,931,900      4,642,200
                                                                 --------------------------
      Total liabilities                                           12,756,900     13,211,800
                                                                 --------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,225,328 at April 28, 2001 and 2,195,950 at
   October 21, 2000                                                   22,300         22,000
  Additional paid-in-capital                                       6,088,500      6,042,500
  Accumulated other comprehensive income (loss) (Note 3)            (214,000)        17,800
  Retained earnings                                                6,331,800      6,300,800
                                                                 --------------------------
                                                                  12,228,600     12,383,100
  Less - Treasury shares at cost, 278,238 at April 28, 2001
          and 268,138 at October 21, 2000                            780,600        756,000
                                                                 --------------------------
  Total stockholders' equity                                      11,448,000     11,627,100
                                                                 --------------------------
                                                                 $24,204,900    $24,838,900
                                                                 ==========================

               The accompanying notes are an integral part of
                   the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                               -------------------------
                                                April 28,      April 22,
                                                   2001          2000
                                                ---------      ---------
                                               (Unaudited)

Net sales                                      $8,173,200     $9,102,700

Cost of sales                                   6,440,700      7,134,800
                                               -------------------------

  Gross profit                                  1,732,500      1,967,900

Selling, general and administrative expense     1,269,800      1,261,300

Research and development expense                  372,400        369,500
                                               -------------------------

  Income from operations                           90,300        337,100

Interest expense, net                             178,100         37,900

Other income (expense), net
  Non-recurring gain on sale of facility          552,800             -

  Other expense                                    (8,800)       (96,500)
                                               -------------------------
                                                  544,000        (96,500)

  Income before income taxes                      456,200        202,700

Provision for income taxes                        182,500         76,900
                                               -------------------------

Net income                                     $  273,700     $  125,800
                                               =========================

Income per common share, basic                 $      .14     $      .07
                                               =========================

Income per common share, diluted               $      .13     $      .06
                                               =========================

Weighted average common shares, basic           1,945,480      1,917,812
                                               =========================

Weighted average common shares, diluted         2,043,341      2,070,324
                                               =========================

               The accompanying notes are an integral part of
                   the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Six Months Ended
                                               --------------------------
                                                April 28,      April 22,
                                                   2001           2000
                                                ---------      ---------
                                               (Unaudited)

Net sales                                      $15,609,200    $17,893,800

Cost of sales                                   12,571,900     13,776,300
                                               --------------------------

  Gross profit                                   3,037,300      4,117,500

Selling, general and administrative expense      2,415,700      2,465,000

Research and development expense                   759,300        718,000
                                               --------------------------

  Income (loss) from operations                   (137,700)       934,500

Interest expense, net                              354,600         29,000

Other income (expense), net

  Non-recurring gain on sale of facility           552,800              -

  Other expense                                     (8,800)      (106,900)
                                               --------------------------
                                                   544,000       (106,900)

  Income before income taxes                        51,700        798,600

Provision for income taxes                          20,700        319,400
                                               --------------------------

Net income                                     $    31,000    $   479,200
                                               ==========================

Income per common share, basic                 $       .02    $       .25
                                               ==========================

Income per common share, diluted               $       .02    $       .23
                                               ==========================

Weighted average common shares, basic            1,936,319      1,917,812
                                               ==========================

Weighted average common shares, diluted          2,048,000      2,060,843
                                               ==========================

               The accompanying notes are an integral part of
                   the consolidated financial statements.


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                              --------------------------
                                                               April 28,      April 22,
                                                                  2001           2000
                                                               ---------      ---------
                                                              (Unaudited)

Cash flows from operating activities:
Net income                                                    $    31,000    $   479,200
  Reconciliation of net income to net cash
   used by operating activities:
    Depreciation and amortization                                 385,300        205,700
    Dividends earned in marketable securities                      (4,800)        (6,400)
    Gain on disposal of fixed assets                             (554,000)             -
    Deferred income taxes                                               -         (2,200)
    Changes in operating assets and liabilities:
      Accounts receivable                                        (247,600)    (1,016,500)
      Inventories                                                 375,000     (4,387,000)
      Prepaid expenses and other assets                            43,700       (394,800)
      Split-dollar premiums                                      (144,500)
      Other assets                                                (27,100)        74,000
      Accounts payable                                           (662,600)     1,750,500
      Accrued expenses and other liabilities                      138,300       (101,900)
      Deferred compensation                                        27,200        (71,700)
      Prepaid income taxes                                         33,300       (147,300)
                                                              --------------------------
Net cash used by operating activities                            (606,800)    (3,618,400)
                                                              --------------------------

Cash flows used in investing activities:
  Purchase of property, plant and equipment                    (1,063,700)      (574,600)
  Proceeds from sale of fixed assets                            1,241,200              -
  Proceeds from payment of note receivable - related party          9,200          9,900
                                                              --------------------------
Net cash provided (used) in investing activities                  186,700       (564,700)
                                                              --------------------------

Cash flows from financing activities:
  Exercise of stock options                                        46,300              -
  Net borrowings (repayments) under revolving demand note        (250,000)     2,650,000
  Proceeds from Massachusetts Development Finance Agency          500,000              -
  Purchase of treasury stock                                      (24,600)             -
  Principal payments on long-term debt and capital leases        (165,600)       (98,600)
                                                              --------------------------
Net cash provided in financing activities                         106,100      2,551,400
                                                              --------------------------

Decrease in cash and cash equivalents                            (314,000)    (1,631,700)
Cash and cash equivalents, beginning of period                    421,100      1,739,300
                                                              --------------------------
Cash and cash equivalents, end of period                      $   107,100    $   107,600
                                                              ==========================

Supplemental cash flow disclosures:
  Interest paid                                               $   323,800    $    40,200
  Income taxes paid                                           $     7,800    $   464,400
Supplemental disclosures of non-cash items:
  Decrease in unrealized gains on marketable securities,
   net of income taxes                                        $     1,000    $     3,900
  Unrealized loss in split-dollar life insurance
   investments, net of income taxes                           $   230,800              -


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:
      -------------------------------------------

  A.  Financial Statements
      --------------------

      The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 21, 2000.

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 28, 2001, and the results of their operations and their cash flows, for the three and six-month period then ended, have been included.

  B.  Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke
      International, Inc. (a Foreign Sales Corporation). All significant intercompany transactions and accounts have been eliminated.

      On October 22, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No.
      133. The adoption of these standards had no material effect on the Company's financial position or results of its operations.

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


                                              For the three months ended:
                        ------------------------------------------------------------------------
                                  April 28, 2001                        April 22, 2000
                        ----------------------------------    ----------------------------------
                         Income                     Net        Income                     Net
                        per share     Shares       Income     per share     Shares       Income
                        ---------     ------       ------     ---------     ------       ------

      Basic               $ .14      1,945,480    $273,700      $ .07      1,917,812    $125,800
      Effect of
       Stock options       (.01)        97,861           -       (.01)       152,512           -
                          --------------------------------      --------------------------------
      Diluted             $ .13      2,043,341    $273,700      $ .06      2,070,324    $125,800


                                               For the six months ended:
                        ------------------------------------------------------------------------
                                  April 28, 2001                        April 22, 2000
                        ----------------------------------    ----------------------------------
                         Income                     Net        Income                     Net
                        per share     Shares       Income     per share     Shares       Income
                        ---------     ------       ------     ---------     ------       ------

      Basic               $ .02      1,936,319    $ 31,000      $ .25      1,917,812    $479,200
      Effect of
       Stock options          -        111,681           -       (.02)       143,031           -
                          --------------------------------      --------------------------------
      Diluted             $ .02      2,048,000    $ 31,000      $ .23      2,060,843    $479,200

      At April 28, 2001, there were 229,022 exercisable options outstanding, which were convertible into 229,022 common shares. There were 33,300 options excluded from the earnings per share calculation since their inclusion would have been antidilutive.

      The non-recurring gain on the sale of the Avon facility increased earnings per share by $.17 in both the three and six-month periods ended April 28, 2001.

  D.  Split-Dollar Life Insurance Agreement
      -------------------------------------

      The Company has a split dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. This agreement allows the premiums paid to be invested in a select group of mutual funds thus subjecting the total cash value of premiums paid to market risk.

      The cash proceeds the Company would receive depends upon the method of termination. If termination is initiated by death, the Company would receive the cumulative value of the premiums paid. If the policy is terminated for other reasons, the Company would receive the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of the premiums paid. The Company accounts for this arrangement in accordance with FAS 115. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income net of tax.

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:


                         April 28,    October 21,
                           2001          2000
                         ---------    -----------

      Raw materials     $6,693,700    $7,260,800
      Work-in-process      556,800       617,000
      Finished goods     1,415,400     1,163,100
                        ------------------------
                        $8,665,900    $9,040,900
                        ========================

      The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year. As a result, the Company anticipates an increase in its LIFO valuation account as of October 27, 2001. Accordingly, the Company has recorded an increase of $45,000, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 2001. During the first six months of 2000, the Company also recorded, on a pro rata basis, an increase of $45,000 in the LIFO reserve. Inventories would have been $1,213,600 higher at April 28, 2001 and $1,168,600 higher as of
      October 21, 2000, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

3.    Comprehensive Income
      --------------------

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income (loss) resulting from unrealized gains or losses on marketable securities, net of income taxes for the three and six months ended April 28, 2001 and April 22, 2000 are as follows:


                                                                For the three months ended:
                                                             --------------------------------
                                                             April 28, 2001    April 22, 2000
                                                             --------------    --------------

      Net income                                               $ 273,700         $ 125,800
      Unrealized gains (losses) on marketable securities,
       net of income taxes of $153,800 at April 28, 2001
       and $6,500 at April 22, 2000                             (230,200)            9,800
                                                               ---------------------------
      Comprehensive income                                     $  43,500         $ 135,600
                                                               ===========================


                                                                For the six months ended:
                                                             --------------------------------
                                                             April 28, 2001    April 22, 2000
                                                             --------------    --------------

      Net income                                               $  31,000         $ 479,200
      Unrealized losses on marketable securities,
       net of income taxes of $154,500 at April 28,
       2001 and $2,600 at April 22, 2000                        (231,800)           (3,900)
                                                               ---------------------------
      Comprehensive income (loss)                              $(200,800)        $ 475,300
                                                               ===========================

4.    Long-Term Debt
      --------------


                                                      April 28, 2001    October 21, 2000
                                                      --------------    ----------------

      Term Loan with an interest rate of 6.46%,
       with repayment terms through April 2015.         $4,412,000         $4,507,500


      Term Loan with an interest rate of 6.46%,
       with repayment terms through April 2007.            353,300            377,000


      Term Loan with an interest rate of 8.50%,
       with repayment terms through December 2007.         473,800                  -


      Capital Lease with an interest rate of 8.75%
       with repayment terms through September 2001.         17,600             37,800
                                                        -----------------------------
                                                         5,256,700          4,922,300
Less current portion                                       324,800            280,100
                                                        -----------------------------
Long term debt, net of current portion                  $4,931,900         $4,642,200
                                                        =============================

5.    Property, Plant and Equipment
      -----------------------------


                                            April 28, 2001    October 21, 2000
                                            --------------    ----------------

      Land                                    $   921,500       $   969,500
      Building and building improvements        5,610,000         5,302,900
      Furniture and fixtures                      706,800           654,400
      Machinery, patterns and equipment         4,497,200         4,188,900
      Transportation equipment                     80,400            84,900
      Leasehold improvements                       20,400            20,400
      Equipment under capital lease               769,200           769,200
      Construction in progress                          -         1,207,800
                                               12,605,500        13,198,000
Less accumulated depreciation                   3,741,100         4,334,700
                                              -----------------------------
                                              $ 8,864,400       $ 8,863,300
                                              =============================

6.    Split-Dollar Premiums
      ---------------------

      The Company has a split dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. The Company accounts for this arrangement in accordance with FAS 115. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income net of tax. The value reflected on the balance sheet is the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of the premiums paid. These values are as follows:


                                               April 28, 2001    October 21, 2000
                                               --------------    ----------------

      Fair value of mutual funds                 $1,285,000         $1,500,600
      Cumulative value of the premiums paid      $1,669,600         $1,525,100

      At April 28, 2001, the Company recorded an unrealized loss of $230,800, net of taxes of $153,800, in other comprehensive income.

7.    Subsequent Event
      ----------------

      On May 17, 2001, the Board of Directors of the Company, at the request of John H. Westerbeke, Jr., agreed to pay Mr. Westerbeke all amounts previously deferred under a deferral agreement, pursuant to which Mr. Westerbeke had elected to defer the payment of certain amounts of salary and bonuses awarded to him. The payment of these amounts will not have a material effect on the financial statements of the Company.

                Item 2 - Management's Discussion and Analysis
                ---------------------------------------------
              Of Financial Condition and Results Of Operations
              ------------------------------------------------

Results of Operations -
-----------------------

Net sales decreased by $929,500, or 10%, during the second quarter of fiscal 2001 and decreased $2,284,600 or 13% for the first six months of fiscal 2001 as compared to the same periods in fiscal 2000. The decrease was attributable to general business conditions in the domestic recreational marine market, in particular, decreased demand for new boats.

Gross profit decreased $235,400 or 12% during the second quarter and decreased $1,080,200 or 26% for the first six months of fiscal 2001 as compared to the same periods in fiscal 2000. As a percentage of net sales, gross profit was 21% during the second quarter of fiscal 2001 and 22% in fiscal 2000. For the six months ended April 28, 2001, gross profit was 19% compared to 23% for the same period ended April 22, 2000. The decrease in the gross profit margin is attributable to lower sales levels, resulting in higher costs per unit due to lower production levels, in addition to higher occupancy costs and new equipment depreciation associated with the Company's move to its Taunton facility. As of June 1, 2001, the Company has reduced its work force by 23 persons or 19%, due to the decreased demand for its products resulting from the decreased demand for new boats.

Operating expenses increased $11,400 for the second quarter and decreased $8,000 in the first six months of fiscal 2001, as compared to the same periods in fiscal 2000.

Net interest expense increased $140,200 during the second quarter and increased $325,600 for the first six months of fiscal 2001 as compared to the same periods in fiscal 2000. The increase in interest expense is primarily due to the mortgage on the Company's new Taunton facility, which began in May 2000, and higher outstanding balances on the revolving loan.

Other income increased $640,500 during the second quarter and increased $650,900 for the six months ended April 28, 2001 as compared to the same periods in fiscal 2000. Included in other income is the realized gain of $552,800 from the sale of its property located in Avon, Massachusetts, offset partially by a realized loss from the sale of certain investments relating to the deferred compensation agreement. This loss is offset by a reduction of operating expenses.

For the second quarter ended April 28, 2001, the Company reported net income of $273,700, compared to a net income of $125,800 for the same period in fiscal 2000. For the six months ended April 28, 2001, the Company reported net income of $31,000 as compared to net income of $479,200 for the six-months ended April 22, 2000. The decrease in net income for the six months was from the combination of decreased unit volume, decreases in gross profit and the increase in interest expense which were partially offset by the gain realized on the sale of the Avon property.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

Liquidity and Capital Resources
-------------------------------

During the first six months of fiscal 2001, net cash used by operations was $606,800, compared to $3,618,400 for the first six months in fiscal 2000. The decrease in cash used by operations was primarily the result of reduced inventory levels in the current six-month period compared with an increase in inventory levels in the same period in the prior year.

During the six months ended April 28, 2001, the Company purchased machinery and equipment of $1,063,700. The Company plans additional capital spending of $400,000 during the remainder of the fiscal year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its current operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the loan is $4,600,000 for fifteen years at a fixed rate of 6.46%. The equipment portion of the loan is $400,000 for seven years at a fixed rate of 6.46%.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to $6,000,000. Proceeds from the Credit Agreement were used to repay the Company's outstanding borrowings with Citizens Bank of Massachusetts. As of April 28, 2001, the Company had $3,600,000 in outstanding borrowings under the Credit Agreement and approximately $539,900 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

On November 15, 2000, the Company entered into a $500,000 Business Loan Agreement with the Massachusetts Development Finance Agency, collateralized by certain equipment. The loan is for seven years at a fixed rate of 8.50%. As of April 28, 2001, the outstanding principal amount was approximately $473,800.

On February 16, 2001, the Company sold its property located in Avon, Massachusetts for $1,240,000, which resulted in a $552,800 realized gain.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2001.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first six months of fiscal 2001.

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


Part II.   Other Information

  Item 1   Legal Proceedings
  ------   -----------------

           As previously announced, in a press release dated, October 24, 2000, the Company has received an award of damages in the amount of $4,202,300 in its arbitration against Daihatsu Motor Company, LTD ("Daihatsu") for breach of contract and other claims. Daihatsu has failed to pay the award as directed by the arbitrator and the Company has filed an action in the United States District Court for the Southern District of New York to confirm the award. Daihatsu has filed a motion to vacate the award, which the Company has opposed. There can be no assurance that Daihatsu will not appeal the award successfully or defend successfully against enforcement of the award. Accordingly, the Company is unable to predict when, if ever, it will receive payment of the award. Therefore, the Company will not record any recovery until received. In a separate but related case pending in the Federal District Court for the District of Massachusetts, the Company is seeking damages from Briggs & Stratton Corporation for tortious interference with the Company's Agreement with Daihatsu and other related claims.

  Item 2   Changes in Securities
  ------   ---------------------

           None to report

  Item 3   Default Upon Senior Securities
  ------   ------------------------------

           None to report

  Item 4   Submissions of Matters to a Vote of Security Holders
  ------   ----------------------------------------------------

           (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on March 22, 2001.

           (b)  Not applicable because:
                (i) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934;
                (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated February 23, 2001; and (iii) all such nominees were elected.

           (c)  The matters voted upon at the Meeting were as follows:
                (i) The election of a Class C director of the Company.

           John H. Westerbeke, Jr.

                 FOR                                 1,789,417
                 WITHHOLD AUTHORITY                     71,800

           (ii) A proposal to ratify the Board of Directors' selection of KPMG LLP to serve as the Company's independent auditors for the Company's fiscal year ending October 27, 2001.

                 FOR                                 1,786,217
                 AGAINST                                 2,900
                 ABSTENTIONS AND BROKER NON-VOTES          300

  Item 5   Other Information
  ------   -----------------

           None to report

  Item 6   Exhibits and Reports on Form 8-K
  ------   --------------------------------

           (a)  Exhibits

                None to report

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the period covered by this report.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  June 11, 2001                   /s/ John H. Westerbeke, Jr.
       -------------                   ---------------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board,
                                       President and Principal
                                       Executive Officer


Dated  June 11, 2001                   /s/ Carleton F. Bryant III
       -------------                   ---------------------------------
                                       Carleton F. Bryant III
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Principal Financial
                                       and Accounting Officer