Form 10-Q
period 2001-07-28
WESTERBEKE CORP
filed 2001-09-07
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:                       July 28, 2001
                                                            -------------

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                 Commission file number            0-15046
                                                   -------

                          Westerbeke Corporation
                          ----------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                   04-1925880
                --------                                   ----------
    (State or other jurisdiction of                    (I.R.S. employer
     incorporation or organization)                   Identification No.)

    Myles Standish Industrial Park
    Taunton, Massachusetts                                   02780
    ------------------------------                           -----
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code       (508) 823-7677
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

                         Yes   [X]      No   [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                  Class                         September 1, 2001
                  -----                         -----------------
      Common Stock, $.01 par value                  1,947,090

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                       Page

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets as
             of July 28, 2001 and
             October 21, 2000                                            3

            Consolidated Statements of
             Operations for the three
             months ended July 28, 2001
             and July 22, 2000                                           4

            Consolidated Statements of
             Operations for the nine
             months ended July 28, 2001
             and July 22, 2000                                           5

            Consolidated Statements of
             Cash Flows for the nine
             months ended July 28, 2001
             and July 22, 2000                                           6

            Notes to Consolidated
             Financial Statements                                     7-12

      Item 2 -

            Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                               13-15

Part II - Other Information                                             16

Signatures                                                              17

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                 July 28,       October 21,
                                                   2001             2000
                                                 --------       -----------
                                               (Unaudited)        Audited

ASSETS
Current assets:
  Cash and cash equivalents                    $    42,900      $   421,100
  Accounts receivable, net of allowance for
   doubtful accounts of $115,000                 2,655,500        2,569,700
  Inventories (Note 2)                           8,436,600        9,040,900
  Prepaid expenses and other assets                351,000          411,100
  Prepaid income taxes                             224,100          310,500
  Deferred income taxes                            965,100          965,100
                                               ----------------------------
      Total current assets                      12,675,200       13,718,400
                                               ----------------------------

Property, plant and equipment, net (Note 5)      8,921,700        8,863,300
Split dollar premiums (Note 6)                   1,274,800        1,525,100
Other assets, net                                  195,100          555,900
Investments in marketable securities               105,200          101,400
Note receivable - related party                     61,000           74,800
Deferred income taxes                              138,400                -
                                               ----------------------------
                                               $23,371,400      $24,838,900
                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 4)   $   319,600      $   280,100
  Revolving demand note payable                  3,202,000        3,850,000
  Accounts payable                               2,632,800        3,159,900
  Accrued expenses and other liabilities           872,900          891,600
                                               ----------------------------
      Total current liabilities                  7,027,300        8,181,600
                                               ----------------------------

Deferred income taxes                                    -           42,200
Deferred compensation                                    -          345,800
Long-term debt, net of current portion
 (Note 4)                                        4,851,800        4,642,200
                                               ----------------------------
      Total liabilities                         11,879,100       13,211,800
                                               ----------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued 2,225,328 at
   July 28, 2001 and 2,195,950 at
   October 21, 2000                                 22,300           22,000
  Additional paid-in-capital                     6,088,500        6,042,500
  Accumulated other comprehensive income
   (loss) (Note 3)                                (252,800)          17,800
  Retained earnings                              6,414,900        6,300,800
                                               ----------------------------
                                                12,272,900       12,383,100
  Less - Treasury shares at cost, 278,238
   shares at July 28, 2001 and 268,138
   shares at October 21, 2000                      780,600          756,000
                                               ----------------------------
      Total stockholders' equity                11,492,300       11,627,100
                                               ----------------------------
                                               $23,371,400      $24,838,900
                                               ============================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                  ------------------------
                                                  July 28,        July 22,
                                                    2001            2000
                                                  --------        --------
                                                         (Unaudited)

Net sales                                        $6,760,500      $8,891,700

Cost of sales                                     5,128,900       6,889,800
                                                 --------------------------

      Gross profit                                1,631,600       2,001,900

Selling, general and administrative expense       1,015,300       1,316,800

Research and development expense                    358,700         413,100
                                                 --------------------------

      Income from operations                        257,600         272,000

Interest expense, net                               137,600          53,100

Other income, net                                    18,500               -
                                                 --------------------------

      Income before income taxes                    138,500         218,900

Provision for income taxes                           55,400          87,600
                                                 --------------------------

Net income                                       $   83,100      $  131,300
                                                 ==========================

Income per common share, basic                   $      .04      $      .07
                                                 ==========================

Income per common share, diluted                 $      .04      $      .06
                                                 ==========================

Weighted average common shares, basic             1,946,281       1,917,812
                                                 ==========================

Weighted average common shares, diluted           2,038,141       2,064,826
                                                 ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended
                                                -------------------------
                                                July 28,         July 22,
                                                  2001             2000
                                                --------         --------
                                                       (Unaudited)

Net sales                                     $22,369,700      $26,785,500

Cost of sales                                  17,700,800       20,666,100

      Gross profit                              4,668,900        6,119,400
                                              ----------------------------

Selling, general and administrative expense     3,431,000        3,781,800

Research and development expense                1,118,000        1,131,100

      Income from operations                      119,900        1,206,500
                                              ----------------------------

Interest expense, net                             492,200           82,100

Other income (expense), net

  Non-recurring gain on sale of facility          552,800                -

  Other income (expense), net                       9,700         (106,900)
                                              ----------------------------
                                                  562,500         (106,900)

  Income before income taxes                      190,200        1,017,500

Provision for income taxes                         76,100          407,000
                                              ----------------------------

Net income                                    $   114,100      $   610,500
                                              ============================

Income per common share, basic                $       .06      $       .32
                                              ============================

Income per common share, diluted              $       .06      $       .30
                                              ============================

Weighted average common shares, basic           1,939,793        1,917,812
                                              ============================

Weighted average common shares, diluted         2,046,008        2,062,067
                                              ============================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                        -------------------------
                                                        July 28,         July 22,
                                                          2001             2000
                                                        --------         --------
                                                               (Unaudited)

Cash flows from operating activities:
Net income                                            $   114,100      $   610,500
  Reconciliation of net income to net cash
   used by operating activities:
    Depreciation and amortization                         589,400          346,700
    Dividends earned in marketable securities              (4,800)          (5,700)
    Gain on disposal of fixed assets                     (554,000)               -
    Deferred income taxes                                       -           (2,900)
    Changes in operating assets and liabilities:
      Accounts receivable                                 (85,800)        (594,000)
      Inventories                                         604,300       (4,484,400)
      Prepaid expenses and other assets                    60,100         (202,700)
      Split-dollar premiums                              (200,000)               -
      Other assets                                        345,800           94,700
      Accounts payable                                   (527,100)       1,618,200
      Accrued expenses and other liabilities              (18,700)        (228,600)
      Deferred compensation                              (345,800)         (54,300)
      Prepaid income taxes                                 86,400         (126,600)
                                                      ----------------------------
Net cash provided (used) by operating activities           63,900       (3,029,100)
                                                      ----------------------------
Cash flows used in investing activities:
  Purchase of property, plant and equipment            (1,319,900)      (5,108,600)
  Proceeds from sale of fixed assets                    1,241,200                -
  Proceeds from payment of note receivable -
   related party                                           13,800           14,200
                                                      ----------------------------
Net cash used in investing activities                     (64,900)      (5,094,400)
                                                      ----------------------------
Cash flows from financing activities:
  Exercise of stock options                                46,300                -
  Net borrowings (repayments) under revolving
   demand note                                           (648,000)       2,200,000
  Proceeds from GE Capital Tax-exempt bond                      -        5,000,000
  Proceeds from Massachusetts Development Finance
   Agency                                                 500,000                -
  Purchase of treasury stock                              (24,600)               -
  Principal payments on long-term debt and capital
   leases                                                (250,900)        (427,100)
                                                      ----------------------------
Net cash provided (used) in financing activities         (377,200)       6,772,900
                                                      ----------------------------

Decrease in cash and cash equivalents                    (378,200)      (1,350,600)
Cash and cash equivalents, beginning of period            421,100        1,739,300
                                                      ----------------------------
Cash and cash equivalents, end of period              $    42,900      $   388,700
                                                      ----------------------------

Supplemental cash flow disclosures:
  Interest paid                                       $   483,400      $   178,600
  Income taxes paid                                   $    10,000      $   644,000
Supplemental disclosures of non-cash items:
  Decrease in unrealized gains on marketable
   securities, net of income taxes                    $       600      $     4,100
  Unrealized loss in split-dollar life insurance
   investments, net of income taxes                   $   270,000                -

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

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of July 28, 2001, and the results of their operations and their cash flows, for the three and nine-month periods then ended, have been included.

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

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

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

For the three months ended:

                               July 28, 2001                           July 22, 2000
                    ----------------------------------     -----------------------------------
                     Income                       Net       Income                        Net
                    per share    Shares         Income     per share     Shares         Income
                    ---------    ------         ------     ---------     ------         ------

Basic                 $.04      1,946,281      $ 83,100      $ .07      1,917,812      $131,300
Effect of
 Stock options           -         91,860             -       (.01)        147,014            -
                      -------------------------------------------------------------------------
Diluted               $.04      2,038,141       $83,100      $ .06       2,064,826     $131,300

For the nine months ended:

                               July 28, 2001                           July 22, 2000
                    ----------------------------------     -----------------------------------
                     Income                       Net       Income                        Net
                    per share    Shares         Income     per share     Shares         Income
                    ---------    ------         ------     ---------     ------         ------

Basic                 $.06      1,939,793      $114,100      $ .32      1,917,812      $610,500
Effect of
Stock options            -        106,215             -       (.02)       144,255             -
                      -------------------------------------------------------------------------
Diluted               $.06      2,046,008      $114,100      $ .30      2,062,067      $610,500

      At July 28, 2001, there were 229,022 exercisable options outstanding, which were convertible into 229,022 common shares. Included in the 229,022 exercisable options outstanding are 33,300 options that have been excluded from the earnings per share calculation since their inclusion would have been antidilutive.

      The non-recurring gain on the sale of the Avon facility increased earnings per share by $.17 in the nine-month period ended July 28, 2001.

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

      D.    Split-Dollar Life Insurance Agreement

      The Company has a split dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. This agreement allows the premiums paid to be invested in a select group of mutual funds thereby subjecting the total cash value of premiums paid to market risk.

      The cash proceeds the Company would receive depends upon the method of termination. If termination is initiated by death, the Company would receive the cumulative value of the premiums paid. If the policy is terminated for other reasons, the Company would receive the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of the premiums paid. The Company accounts for this arrangement in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income net of tax.

2.    Inventories

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                                                  July 28,      October 21,
                                                    2001            2000
                                                  --------      -----------

      Raw materials                              $6,558,100      $7,260,800
      Work-in-process                               509,900         617,000
      Finished goods                              1,368,600       1,163,100
                                                 --------------------------
                                                 $8,436,600      $9,040,900
                                                 ==========================

      The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year. As a result, the Company anticipates an increase in its LIFO valuation account as of October 27, 2001. Accordingly, the Company has recorded an increase of $67,500, on a pro rata basis, in the LIFO reserve during the first nine months of fiscal 2001. During the first nine months of 2000, the Company also recorded, on a pro rata basis, an increase of $67,500 in the LIFO reserve. Inventories would have been $1,236,100 higher at July 28, 2001 and $1,168,600 higher as of October 21, 2000, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)


3.    Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income (loss) resulting from unrealized gains or losses on marketable securities, net of income taxes for the three and nine months ended July 28, 2001 and July 22, 2000 are as follows:

                         For the three months ended:
                         ---------------------------

                                                July 28, 2001    July 22, 2000
                                                -------------    -------------

      Net income                                  $  83,100        $ 131,300
      Unrealized losses on marketable
       securities, net of income taxes of
       $25,900 at July 28, 2001 and $300 at
       July 22, 2000                                (38,800)            (200)
                                                  --------------------------
      Comprehensive income                        $  44,300        $ 131,100
                                                  ==========================

                         For the nine months ended:
                         --------------------------

                                                July 28, 2001    July 22, 2000
                                                -------------    -------------

      Net income                                  $ 114,100        $ 610,500
      Unrealized losses on marketable
       securities, net of income taxes of
       $180,400 at July 28, 2001 and $2,700
       at July 22, 2000                            (270,600)          (4,100)
                                                  --------------------------
      Comprehensive income (loss)                 $(156,500)       $ 606,400
                                                  ==========================

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

4.    Long-Term Debt

                                                      July 28, 2001    October 21, 2000
                                                      -------------    ----------------

Term Loan with an interest rate of 6.46%,
 with repayment terms through April 2015.              $4,363,100         $4,507,500

Term Loan with an interest rate of 6.46%,
 with repayment terms through April 2007.                 341,100            377,000

Term Loan with an interest rate of 8.50%,
 with repayment terms through December 2007.              460,100                  -

Capital Lease with an interest rate of 8.75%
 with repayment terms through September 2001.               7,100             37,800
                                                       -----------------------------
                                                        5,171,400          4,922,300
Less current portion                                      319,600            280,100
                                                       -----------------------------

Long term debt, net of current portion                 $4,851,800         $4,642,200
                                                       =============================

5.    Property, Plant and Equipment

                                                      July 28, 2001    October 21, 2000
                                                      -------------    ----------------

Land                                                   $   921,500        $   969,500
Building and building improvements                       5,630,300          5,302,900
Furniture and fixtures                                     706,800            654,400
Machinery, patterns and equipment                        4,733,000          4,188,900
Transportation equipment                                    80,400             84,900
Leasehold improvements                                      20,400             20,400
Equipment under capital lease                              769,200            769,200
 Construction in progress                                        -          1,207,800
                                                       ------------------------------
                                                        12,861,600         13,198,000
Less accumulated depreciation                            3,939,900          4,334,700
                                                       ------------------------------
                                                       $ 8,921,700        $ 8,863,300
                                                       ==============================

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

6.    Split-Dollar Premiums

      The Company has a split dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. The value reflected on the balance sheet is the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of the premiums paid. The Company accounts for this arrangement in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income net of tax.

      At July 28, 2001 the Company recorded an unrealized loss of $270,200, net of taxes of $180,100, in other comprehensive income.

                Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results Of Operations

Results of Operations -

Net sales decreased by $2,131,200, or 24%, during the third quarter of fiscal 2001 and decreased by $4,415,800 or 16% for the first nine months of fiscal 2001 as compared to the same periods in fiscal 2000. The decrease was attributable to general business conditions in the domestic recreational marine market, in particular, decreased demand for new boats.

Gross profit decreased by $370,300 or 18% during the third quarter and decreased by $1,450,500 or 24% for the first nine months of fiscal 2001 as compared to the same periods in fiscal 2000. As a percentage of net sales, gross profit was 24% during the third quarter of fiscal 2001 and 23% for the
same period in fiscal 2000.   For the nine months ended July 28, 2001, gross
profit was 21% compared to 23% for the same period ended July 22, 2000. The decrease in the gross profit margin is attributable to lower sales levels, resulting in higher costs per unit due to lower production levels, in addition to higher occupancy costs and new facilities and equipment depreciation associated with the Company's move to its Taunton facility.
The Company has reduced its work force by 23 persons or 19%, during fiscal 2001, due to the decreased demand for its products resulting from the decreased demand for new boats.

Operating expenses decreased by $355,900 for the third quarter and decreased by $363,900 in the first nine months of fiscal 2001, as compared to the same periods in fiscal 2000. The decrease in operating expenses in both the three and nine-month periods were primarily attributable to a decrease in legal costs.

Net interest expense increased by $84,500 during the third quarter and increased by $410,100 for the first nine months of fiscal 2001 as compared to the same periods in fiscal 2000. The increase in interest expense is primarily due to the mortgage on the Company's new Taunton facility, which became effective in May 2000, and to higher outstanding balances on the revolving loan.

Other income increased by $18,500 during the third quarter and increased by $669,400 for the nine months ended July 28, 2001 as compared to the same periods in fiscal 2000. Included in other income for the nine-month period ended July 28, 2001 is the realized gain of $552,800 from the sale of the Company's property located in Avon, Massachusetts. Also included in other income is the realized gain from the sale of certain investments relating to the deferred compensation agreement (discussed below), which is offset by an increase in operating expenses.

On May 17, 2001, the Board of Directors of the Company, at the request of John H. Westerbeke, Jr., agreed to have the Company pay Mr. Westerbeke all amounts previously deferred under an agreement, pursuant to which Mr. Westerbeke had elected to defer the payment of certain amounts of salary and bonuses awarded to him.

For the third quarter ended July 28, 2001, the Company reported net income of $83,100, as compared to net income of $131,300 for the same period in fiscal 2000. For the nine months ended July 28, 2001, the Company reported net income of $114,100 as compared to net income of $610,500 for the nine-months ended July 22, 2000. The decrease in net income for the nine months resulted from the combination of decreased unit volume, decreases in gross profit and the increase in interest expense, which were partially offset by the gain realized on the sale of the Company's Avon property.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

Liquidity and Capital Resources

During the first nine months of fiscal 2001, net cash provided by operations was $63,900, compared to net cash used by operations of $3,029,100 for the first nine months in fiscal 2000. The increase in cash provided by operations was primarily the result of reduced inventory levels in the current nine-month period compared with an increase in inventory levels in the same period in the prior year.

During the nine months ended July 28, 2001, the Company purchased machinery and equipment of $1,319,900. The Company plans additional capital spending of $200,000 during the remainder of the fiscal year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the loan is $4,600,000 for fifteen years at a fixed rate of 6.46%. The equipment portion of the loan is $400,000 for seven years at a fixed rate of 6.46%.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to $6,000,000. Proceeds from the Credit Agreement were used to repay the Company's outstanding borrowings with Citizens Bank of Massachusetts. As of July 28, 2001, the Company had $3,202,000 in outstanding borrowings under the Credit Agreement and approximately $421,300 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

On November 15, 2000, the Company entered into a $500,000 Business Loan Agreement with the Massachusetts Development Finance Agency, collateralized by certain equipment. The loan is for seven years at a fixed rate of 8.50%. As of July 28, 2001, the outstanding principal amount was approximately $460,100.

On February 16, 2001, the Company sold its property located in Avon, Massachusetts for $1,240,000, which resulted in a $552,800 realized gain.

Management believes cash flow from operations and borrowings available under its Credit Agreement with Brown Brothers Harriman & Co. will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2001.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first nine months of fiscal 2001.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

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


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  September 7, 2001               /s/ John H. Westerbeke, Jr.
       -----------------                   --------------------------------
                                           John H. Westerbeke, Jr.
                                           Chairman of the Board,
                                           President and Principal
                                           Executive Officer

Dated  September 7, 2001               /s/ Carleton F. Bryant III
       -----------------                   --------------------------------
                                           Carleton F. Bryant III
                                           Executive Vice President,
                                           Chief Operating Officer
                                           and Principal Financial
                                           and Accounting Officer