Form 10-K
period 2001-10-27
WESTERBEKE CORP
filed 2002-01-23
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark one)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 27, 2001

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

                          Yes___X___  No
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

      Aggregate market value as of January 7, 2002............    $1,234,800

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 7, 2002.....     1,935,455
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

Products
--------

      The Company's marine engine product line consists of 25 models of electrical generator sets, 22 models of inboard propulsion engines, and associated spare parts and accessories. The Company also offers 9 models of non-marine generator sets.

      The Company's diesel and gasoline engine-driven marine generator sets are installed in powerboats, houseboats, large sailboats and other pleasure and commercial boats to provide electricity for communication and navigational equipment, lighting, refrigeration and other galley services, and other safety, operating and convenience needs. The Company's present line of generator sets produce from 3.8 to 95 kilowatts of electricity. A generator set consists of an electrical generator and an attached diesel or gasoline engine used to drive the generator. These engines are water-cooled and range from one to six cylinders.

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

Design and Development
----------------------

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's thirteen-person product engineering department, is spent in this area. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more lightweight versions of existing models. In fiscal 2001, the product-engineering department focused principally on the modernization of the Company's existing product line and modifications, which the Company believes will be required as a result of the emissions standards discussed above. In addition, in response to demand, the Company expanded its engine product line by developing generator sets and propulsion engines with different kilowattage and horsepower than its existing models. The Company intends to introduce upgraded and new models as and when developed.

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

      For the three fiscal years ended October 2001, the Company incurred expenses of approximately $4,312,600 for design and development activities
as follows: 2001 -   $1,445,800, 2000 - $1,501,500 and 1999 - $1,365,300.
All these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply
-----------------------------------

      The Company's manufacturing activities are conducted in an approximately 110,000 square foot facility owned by the Company. See "Item 2
- Properties" below. The Company has approximately 52 persons employed in various manufacturing and assembly functions. See "Employees" below.

      The Company's engine products generally contain from 250 to 500 component parts and assemblies purchased from domestic and foreign manufacturers and suppliers. Some of these component parts are manufactured to Company specifications, while others are further machined and assembled by the Company. The basic component of the Company's engine products is a "long block" engine, which is a complete engine block and head assembly without peripheral equipment. Peripheral equipment added by the Company includes subassemblies (generators, transmissions, alternators, carburetors, motors and pumps), machined castings (flywheels, bell housings, manifolds, mounts, pulleys, brackets and couplings), sheet metal fabrications (control and instrumentation panels), injection-molded plastic and other non-metallic fabrications (belt guards, drip trays, belts, hoses and panels) and various other component parts (mounts, switches and other electrical devices).

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

      The lead-time between ordering and receipt of component parts varies with the part involved, but generally ranges from a few weeks in the case of unfinished products to three to six months in the case of "long block" engines, generators and transmissions. The Company has not experienced any difficulties in obtaining finished or unfinished components or peripheral equipment on commercially reasonable terms.

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

      The manufacturing of a particular engine product requires the integration of a number of engineering, machining and assembly functions in order to produce high quality components. Prior to final assembly, the Company's manufacturing activities involve machining various metal and nonmetal component parts on computer-controlled and conventional milling machines, lathes, drill presses, welders and other machinery, modification and assembly of electrical and mechanical subassemblies, calibration of electrical devices and components, and testing for variances from specifications and operating parameters. The Company has approximately 9 machine operators who satisfy approximately 95% of the Company's machining needs. Independent contractors perform the remainder of the machining.

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

      The Company's quality control systems and procedures include the testing of each fully assembled generator set and propulsion engine at increasing loads up to full operating capacity to verify performance and safety features. The checklist includes testing wiring and electrical systems, all connections and fittings, fuel and oil systems, the fresh water-cooling system and safety shutdown features. In the case of the Company's generator sets, output current, voltage and frequency are also tested. The results of the tests are recorded, and each product is approved by quality assurance personnel before it leaves the testing area.

      In line with its policy of updating and improving its manufacturing operations, the Company utilizes a computerized manufacturing management system, which integrates the Company's inventory control, sales and financial functions with its manufacturing operations.

Marketing and Sales
-------------------

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through a sales representative and to distributors. In addition, the Company's sales management and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEM's). Direct sales by the Company to OEM's accounted for approximately 43%, 47%, and 44% of total sales for the fiscal years ended October 2001, 2000 and 1999, respectively.

      The Company's marine products are sold to distributors for resale to manufacturers of powerboats, houseboats, sailboats and other pleasure and commercial boats, and to boat dealers and marinas. Boat manufacturers install the Company's products as original equipment. In addition, the Company's distributors resell the Company's marine products to over 600 authorized dealers (including boatyards and marinas) located on or near major navigable waterways throughout the world. These dealers install the Company's generator sets, propulsion engines and air-conditioners as either new or replacement equipment. In addition, many of these dealers maintain inventories of spare parts and accessories in order to maintain and repair the Company's marine products.

      The Company's distributor network consists of 9 domestic and 58 foreign distributors. The Company's domestic distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. The 58 foreign distributors service 70 countries worldwide and 14 islands in the Caribbean. Of the 58 foreign distributors, 25 are located in Europe, the Mid-East and Scandinavia, 12 in South, Central and North America, 9 in the Far East, 8 in the Caribbean, and the remainder in Southern Africa, Australia and New Zealand. Each distributor operates in a specified region under a distribution agreement with the Company, which assigns to the distributor the nonexclusive responsibility for sales, and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products, which compete with the Company's products.

      Sales to international customers totaled $2,523,000 (8.8% of net sales), $2,849,400 (8.3% of net sales) and $2,591,600 (8.9% of net sales)
for the fiscal years ended October 2001, 2000 and 1999, respectively. See
Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

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

      The Company markets the Westerbeke(R), Universal(R) and Rotary Aire(R) names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Soundings, Motor Boating, Sail, Power & Motor Yacht and Cruising World. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings and sponsorship of exhibits at boat shows. During the fiscal years ended October 2001, 2000 and 1999, the Company incurred advertising and promotional expenses of $668,500, $684,600, and $647,500, respectively. See
Note 1 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data."

      For the fiscal year ended October 27, 2001, sales to Sea Ray Boats, Inc. and Marysville Marine Distributors, Inc., accounted for approximately 26.4% and 18.5%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company.

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

Backlog and Credit Terms
------------------------

      The Company believes that because its production is based upon cancelable purchase orders rather than long-term agreements, the amount of its backlog is not an important indicator of future sales. The Company extends credit to certain of its customers on terms, which it believes are normal and customary in the marine industry.

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

      The market for the Company's marine products is dependent on the market for recreational boats, which may experience contracting sales as a result of general economic conditions. A contracting market may result in additional competition particularly for direct sales to large boat manufacturers.

      The Company believes that it can compete effectively with all of its present competitors based upon the high quality, reliability, performance and longevity of its products, the comprehensiveness of its line of products, price, the effectiveness of its customer service, and the technical expertise of its personnel and that of its distributors.

Employees
---------

      At December 21, 2001, the Company had 91 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:


Name                       Position with the Company        Age
----                       -------------------------        ---

John H. Westerbeke, Jr     Chairman, President and          61
                           Director (Class C)

Carleton F. Bryant, III    Executive Vice President,        56
                           Treasurer, Chief Operating
                           Officer and Secretary


Gerald Bench               Director (Class A)               60

Thomas M. Haythe           Director (Class B)               62

James W. Storey            Director (Class B)               67

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

      Gerald Bench has been a director of the Company since June 1986. Mr. Bench has been the Vice Chairman of TDG Aerospace, Inc. (manufacturer of aircraft de-icing devices) since January 2001. From November 1996 to January 2001, Mr. Bench was the President of BFT Holdings Co., Inc., a company that invests in emerging growth businesses. Mr. Bench was the President and Chief Executive Officer of Hadley Fruit Orchards, Inc. from November 1996 to June 1999 and was a consultant from March 1995 to November 1996. Mr. Bench was a partner in ICAP Marine Group (consulting firm) from November 1993 to February 1995. Mr. Bench was the Chairman and President of TDG Aerospace, Inc. from October 1991 to November 1993. Mr. Bench was the President of Thermion, Inc. (manufacturer of heaters for aircraft de-icing devices) from April 1990 to September 1991. From July 1989 to March 1990, Mr. Bench was the general manager of Lermer Corporation (manufacturer of airline galley equipment).
Mr. Bench is the former Chairman of the Board, President, Chief Executive Officer and director of E&B Marine Inc. (marine supplies and accessories). Mr. Bench had held various executive positions with E&B Marine Inc. for more than 30 years.

      Thomas M. Haythe has been a director of the Company since June 1986. Mr. Haythe has been a business and legal consultant since February 2000. From 1982 to January 2000, Mr. Haythe was a partner of the law firm of Haythe & Curley (renamed Torys in 2000). Mr. Haythe is also a director of Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments) and Ramsay Youth Services, Inc. (provider of youth and educational services).

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

ITEM 2.  PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Taunton, Massachusetts in an approximately 110,000 square foot facility owned by the Company. The Company also leases a warehouse of approximately 26,000 square feet. Annual warehouse rent was approximately $151,800 in fiscal 2001 and $152,300 in fiscal 2000. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS.

      As previously announced, the award of damages in the amount of $4,202,300 in the Company's arbitration against Daihatsu Motor Company, LTD ("Daihatsu") for breach of contract and other claims has been vacated by the United States District Court for the Southern District of New York, and the court has remanded the case to the arbitrator for a new determination of damages. The Company has appealed the court's decision to the United States Court of Appeals for the Second Circuit. Accordingly, the Company is unable to predict when, if ever, it will receive payment of the award. Therefore, the Company will not record any recovery until received. See Note 10 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company dismissed a separate but related case pending in the United States District Court for the District of Massachusetts, in which the Company sought damages from Briggs & Stratton Corporation for tortious interference with the Company's Agreement with Daihatsu and other related claims.

      In addition, from time to time, the Company is party to certain claims, suits and complaints, which arise, in the ordinary course of business. Currently, there are no such claims, suits or complaints, which, in the opinion of management, would have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 7, 2002, there were approximately 126 shareholders of record. The following table sets forth the range of high and low sales prices per share of the Company's Common Stock from October 24, 1999 through October 27, 2001, on the NASDAQ.


                                        Common Stock Prices
                                         High          Low
                                         ----          ---

FISCAL 2000
  First Quarter (October 24, 1999 to
   January 22, 2000)                    $2.750       $2.375

  Second Quarter (January 23, 2000 to
   April 22, 2000)                       4.438        2.344

  Third Quarter (April 23, 2000 to
   July 22, 2000)                        3.250        2.625

  Fourth Quarter (July 23, 2000 to
   October 21, 2000)                     3.375        2.500

FISCAL 2001
  First Quarter (October 22, 2000 to
   January 27, 2001)                    $3.125       $2.500

  Second Quarter (January 28, 2001 to
   April 28, 2001)                       3.000        2.000

  Third Quarter (April 29, 2001 to
   July 28, 2001)                        2.250        2.050

  Fourth Quarter (July 29, 2001 to
   October 27, 2001)                     2.450        1.800

      On January 7, 2002, the last high and low sales price for the Company's Common Stock was $1.500.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

                      ITEM 6.  SELECTED FINANCIAL DATA.

               Five-Year Comparison of Selected Financial Data


                                    October 27,    October 21,    October 23,    October 24,    October 25,
                                       2001           2000           1999           1998           1997
                                    -----------------------------------------------------------------------
For the Year:                                     (In thousands, except for per share amount)

Net sales                             $28,694        $34,528        $29,114        $26,202        $24,620
Gross profit                            6,461          7,752          6,563          5,966          5,556
Selling, general and
 administrative expense                 4,436          5,756          4,359          3,684          3,106
Research and development expense        1,446          1,501          1,365          1,181          1,030

Income from operations                  1,132            494            839          1,100          1,420
Interest income (expense)                (618)          (172)            60            (10)           (71)

Other income (expense)                     10           (189)           387              -              -

Net income                                319            228            796            644            799

Net income per share, diluted*           0.16           0.11           0.39           0.31           0.37

At end of year:
Total assets                          $21,878        $24,839        $15,384        $14,670        $14,811
Working capital                         5,808          5,537          7,616          5,650          5,800
Long-term liabilities                   4,770          5,030            647            893          1,069
Stockholders' equity                   11,580         11,627         11,381         10,719         10,136

*     See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

The following table sets forth, for the years indicated, the percentages, which the following items in the Consolidated Statements of Operations bear to Net Sales.


                                                      Years Ended
                                       -----------------------------------------
                                       October 27,    October 21,    October 23,
                                          2001           2000           1999
                                       -----------------------------------------

Net sales                                 100.0%         100.0%         100.0%

Gross profit                               22.5           22.5           22.5

Selling, general and administrative
 expense                                   15.5           16.7           15.0

Research and development expense            5.0            4.3            4.7

Income from operations                      3.9            1.4            2.9

Interest income (expense), net             (2.2)          (0.5)           0.2

Other income (expense)                        -           (0.5)           1.3

Provision for income (benefit) taxes        0.7           (0.3)           1.7

Net income                                  1.1            0.7            2.7

Fiscal 2001 compared to Fiscal 2000
-----------------------------------

Net sales decreased $5,834,200 or 16.9% in fiscal 2001 as compared to fiscal 2000. The decrease in net sales was attributable to general business conditions in the domestic recreational marine market, in particular, deceased demand for new boats. International sales were $2,523,000 in 2001, representing 8.8% of net sales, as compared to $2,849,400 in 2000 or 8.3% of net sales.

Gross profit decreased $1,290,600 or 16.6% in fiscal 2001 as compared to fiscal 2000. Gross profit as a percentage of sales remained constant at 22.5% in both fiscal 2001 and fiscal 2000.

Selling, general and administrative expense decreased $1,320,400 or 22.9% in fiscal 2001 as compared to fiscal 2000. The decrease was primarily the result of a decrease in legal costs associated with the legal proceeding against the Company's former "long block" supplier and a decrease in compensation expenses.

Research and development expense decreased $55,700 or 3.7% in fiscal 2001 as compared to fiscal 2000.

The gain on the sale of the facility, in the amount of $552,800, was from the sale of the Company's property located in Avon, Massachusetts.

Net interest expense was $618,200 in fiscal 2001 as compared to $171,700 in fiscal 2000. The increase in interest expense was primarily due to the mortgage on the Company's new Taunton facility and also higher outstanding balances on the revolving loan balance.

Other income is the realized gain from the sale of certain investments relating to the deferred compensation agreement (discussed below), which is offset by an increase in selling, general and administrative expenses.

On May 17, 2001, the Board of Directors of the Company, at the request of John H. Westerbeke, Jr., agreed to have the Company pay Mr. Westerbeke all amounts previously deferred under an agreement, pursuant to which Mr. Westerbeke had elected to defer the payment of certain amounts of salary and bonuses awarded to him.

The Company's net income was $318,800 in fiscal 2001 as compared to $228,300 in fiscal 2000. The increase is mainly attributable to the gain on the sale of the Company's property located in Avon, Massachusetts.

The Company is currently renegotiating its exclusive agreement with its largest customer. The existing agreement will expire on June 30, 2002. The Company cannot predict the results of these negotiations. The loss of the revenues associated with this agreement would have a material adverse effect on the Company's operating results and financial condition if the Company was unable to replace the business and or reduce operating expenses.

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

Selling, general and administrative expense increased $1,397,100 or 32.0% in fiscal 2000 as compared to fiscal 1999. The increase was primarily the result of higher legal costs associated with the legal proceeding against the Company's former "long block" supplier, increased hiring expenses and also an increase in sales and marketing costs, offset by a reduction in amounts due under the deferred compensation agreement. Although the Company has been awarded damages of $4,202,300 in connection with its case against a former "long block" supplier, the award is subject to appeal. Therefore, the Company will not record any recovery until received.

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

Liquidity and Capital Resources
-------------------------------

During fiscal 2001, net cash provided by operations was $993,600 as compared to net cash used in operations of $2,309,200 in fiscal 2000. The increase in net cash provided by operations is primarily due to the decrease in inventory and accounts receivable. The decrease in inventories is primarily the result of decreased demand for the Company's products.

During fiscal 2001 and 2000, the Company purchased property, plant and equipment of $1,440,600 and $7,384,700, respectively. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the loan is $4,600,000 for fifteen years at a fixed rate of 6.46%. The equipment portion of the loan is $400,000 for seven years at a fixed rate of 6.46%. The Company plans capital spending of approximately $300,000 during fiscal 2002.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at October 27, 2001, the Company had approximately $4,964,800 available for borrowing. At October 27, 2001, the Company had $2,500,000 in outstanding borrowings under the Credit Agreement and approximately $160,900 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2002.

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products in fiscal 2001.

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

New Accounting Pronouncements
-----------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The provisions of SFAS No. 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. SFAS No. 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-SFAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company does not believe there will be a material effect from the adoption of these new standards. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. The Company is currently evaluating the impact of these provisions.

On August 16, 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard will apply to the Company effective October 27, 2002. The Company is currently reviewing the impact of this provision.

On October 3, 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

The primary objectives of this project were to develop one accounting model based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of Statement No. 144 will apply to the Company effective October 27, 2002. The Company is currently reviewing the impact of these provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we believe that our exposure to market risk associated with other financial instruments (such as fixed and variable rate borrowings), is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                    WESTERBEKE CORPORATION AND SUBSIDIARY

                    -------------------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS

                    For the years ended October 27, 2001,
                    October 21, 2000 and October 23, 1999

KPMG LLP

      99 High Street                        Telephone 617 988 1000
      Boston, MA 02110-2371                 Fax 617 988 0800


                        Independent Auditors' Report
                        ----------------------------


To the Board of Directors and Stockholders of Westerbeke Corporation:

We have audited the accompanying consolidated balance sheets of Westerbeke Corporation and subsidiary as of October 27, 2001 and October 21, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 27, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westerbeke Corporation and subsidiary as of October 27, 2001 and October 21, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 27, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       By /s/ KPMG LLP
                                       ---------------

Boston, Massachusetts
December 7, 2001

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                       October 27,    October 21,
                                                                          2001           2000
                                                                       -----------    -----------

ASSETS
Current assets:
  Cash and cash equivalents                                            $    40,300    $   421,100
  Accounts receivable, net of allowance for doubtful
   accounts of $115,000 at October 27, 2001 and
   October 21, 2000 (Note 2)                                             2,131,800      2,569,700
  Inventories (Note 3)                                                   7,566,800      9,040,900
  Prepaid expenses and other assets                                        397,500        411,100
  Prepaid income taxes                                                     354,700        310,500
  Deferred income taxes (Note 9)                                           844,200        965,100
                                                                       --------------------------
      Total current assets                                              11,335,300     13,718,400

Property, plant and equipment, net (Notes 4,8 and 10)                    8,862,400      8,863,300
Split dollar premiums (Note 5)                                           1,237,000      1,525,100
Other assets, net                                                          190,200        555,900
Investments in marketable securities                                       109,200        101,400
Note receivable - related party (Note 6)                                    56,200         74,800
Deferred income taxes (Note 9)                                              87,400              -
                                                                       --------------------------
                                                                       $21,877,700    $24,838,900
                                                                       ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Notes 8 and 10)                   $   317,900    $   280,100
  Revolving demand note payable (Note 7)                                 2,500,000      3,850,000
  Accounts payable                                                       2,164,300      3,159,900
  Accrued expenses and other liabilities                                   545,200        891,600
                                                                       --------------------------
      Total current liabilities                                          5,527,400      8,181,600
                                                                       --------------------------

Deferred income taxes (Note 9)                                                   -         42,200
Deferred compensation                                                            -        345,800
Long-term debt, net of current portion (Notes 8 and 10)                  4,770,400      4,642,200
                                                                       --------------------------
      Total Liabilities                                                 10,297,800     13,211,800
                                                                       --------------------------

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity (Notes 11 and 12):
  Common stock, $.01 par value; authorized 5,000,000 shares; issued
   2,225,328 shares in 2001 and 2,195,950 in 2000.                          22,300         22,000
  Additional paid-in-capital                                             6,105,100      6,042,500
  Accumulated other comprehensive income (loss)                           (359,800)        17,800
  Retained earnings                                                      6,619,600      6,300,800
                                                                       --------------------------
                                                                        12,387,200     12,383,100
  Less - Treasury shares at cost, 289,873 shares in 2001 and
   268,138 shares in 2000                                                  807,300        756,000
                                                                       --------------------------
      Total stockholders' equity                                        11,579,900     11,627,100
                                                                       --------------------------
                                                                       $21,877,700    $24,838,900
                                                                       ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended
                                                 -----------------------------------------
                                                 October 27,    October 21,    October 23,
                                                    2001           2000           1999
                                                 -----------    -----------    -----------

Net sales (Note 2)                               $28,694,200    $34,528,400    $29,113,700

Cost of sales                                     22,232,800     26,776,400     22,550,600
                                                 -----------------------------------------

  Gross profit                                     6,461,400      7,752,000      6,563,100

Selling, general and administrative expense        4,435,900      5,756,300      4,359,200

Research and development expense                   1,445,800      1,501,500      1,365,300

Gain on sale of facility                             552,800              -              -
                                                 -----------------------------------------

  Income from operations                           1,132,500        494,200        838,600

Interest income (expense), net                      (618,200)      (171,700)        59,700

Other income (expense), net                            9,700       (188,600)       387,100
                                                 -----------------------------------------

  Income before income taxes                         524,000        133,900      1,285,400

Provision for income (benefit) taxes (Note 9)        205,200        (94,400)       489,400
                                                 -----------------------------------------

Net income                                       $   318,800    $   228,300    $   796,000
                                                 =========================================

Income per common share, basic                   $       .16    $       .12    $       .42
                                                 =========================================

Income per common share, diluted                 $       .16    $       .11    $       .39
                                                 =========================================

Weighted average common shares, basic              1,941,391      1,920,147      1,917,812
                                                 =========================================

Weighted average common shares, diluted            2,042,912      2,057,891      2,055,682
                                                 =========================================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     Three years ended October 27, 2001


                                                               Accumulated
                                       Common    Additional       Other
                                       Stock      Paid-in     Comprehensive   Retained     Treasury   Stockholders'   Comprehensive
                                       Amount     Capital        Income       Earnings      Stock        Equity          Income
                                       ---------------------------------------------------------------------------------------------

October 24, 1998                       $21,900   $6,025,300     $ 151,200    $5,276,500   $(756,000)   $10,718,900
Unrealized gains on marketable
 securities net of reclassification
 adjustment (see note)                       -            -      (134,300)            -           -       (134,300)    $(134,300)
Net income                                   -            -             -       796,000           -        796,000       796,000
                                       -----------------------------------------------------------------------------------------
October 23,1999                         21,900    6,025,300        16,900     6,072,500    (756,000)    11,380,600       661,700
Exercise of stock options                  100       11,200             -             -           -         11,300
Tax benefit from the exercise of
 stock options                               -        6,000             -             -           -          6,000
Unrealized gains on marketable
 securities                                  -            -           900             -           -            900           900
Net income                                   -            -             -       228,300           -        228,300       228,300
                                       -----------------------------------------------------------------------------------------
October 21, 2000                        22,000    6,042,500        17,800     6,300,800    (756,000)    11,627,100       229,200
Exercise of stock options                  300       46,000             -             -           -         46,300
Tax benefit from the exercise of
 stock options                               -       16,600             -             -           -         16,600
Repurchase of 21,735 shares                  -            -             -             -     (51,300)       (51,300)
Unrealized losses on marketable
 securities                                  -            -      (377,600)            -           -       (377,600)     (377,600)
Net income                                   -            -             -       318,800           -        318,800       318,800
                                       -----------------------------------------------------------------------------------------
October 27, 2001                       $22,300   $6,105,100     $(359,800)   $6,619,600   $(807,300)   $11,579,900     $ (58,800)
                                       =========================================================================================

Note: (Year ending October 23, 1999)


Unrealized holding loss arising during
 period                                     $  (2,600)
Less: reclassification adjustment for
 gains included in net income                (131,700)
                                            ---------
      Net unrealized gains on securities    $(134,300)
                                            =========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years Ended
                                                       -----------------------------------------
                                                       October 27,    October 21,    October 23,
                                                          2001           2000           1999
                                                       -----------------------------------------

Cash flows from operating activities:
Net income                                             $   318,800    $   228,300    $   796,000
  Reconciliation of net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                          774,100        509,200        466,800
    Loss (gain) on disposal of fixed assets               (554,000)        53,900          1,300
    Deferred income taxes                                  243,100       (358,600)      (140,600)
    Changes in operating assets and liabilities:
      Accounts receivable                                  437,900        (67,600)      (209,200)
      Inventories                                        1,474,100     (3,400,700)      (248,600)
      Prepaid expenses and other assets                     13,600         65,800       (133,900)
      Split-dollar premiums                               (344,500)       (55,500)      (128,300)
      Prepaid income taxes                                 (27,600)      (268,900)       (35,600)
      Other assets                                         345,800        159,500        (90,700)
      Accounts payable                                    (995,600)       911,200        342,800
      Accrued expenses and other liabilities              (346,300)       (22,400)       245,000
      Deferred compensation                               (345,800)       (63,400)        88,500
      Accrued income taxes payable                               -                       (93,900)
                                                       -----------------------------------------
Net cash provided by (used in) operating activities        993,600     (2,309,200)       859,600
                                                       -----------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment             (1,440,600)    (7,384,700)      (312,100)
  Proceeds from sale of fixed assets                     1,241,200              -              -
  Proceeds from sale of marketable securities                    -              -      1,465,000
  Purchase of marketable securities                         (4,600)        (9,100)             -
  Proceeds from payment of note receivable                  18,600         18,600         14,600
                                                       -----------------------------------------
Net cash (used in) provided by investing activities       (185,400)    (7,375,200)     1,167,500
                                                       -----------------------------------------

Cash flows (used in) from financing activities:
  Exercise of stock options                                 46,300         11,300              -
  Net borrowings (repayments) under revolving
   demand note                                          (1,350,000)     3,850,000       (200,000)
  Purchase of treasury stock                               (51,300)             -              -
  Proceeds from GE Capital                                       -      5,000,000              -
  Proceeds from Massachusetts Development                  500,000              -              -
  Principal payments on long-term debt and
   capital lease obligations                              (334,000)      (495,100)      (189,700)
                                                       -----------------------------------------
Net cash (used in) provided by financing activities     (1,189,000)     8,366,200       (389,700)
                                                       -----------------------------------------

(Decrease) increase in cash and cash equivalents          (380,800)    (1,318,200)     1,637,400

Cash and cash equivalents, beginning of year               421,100      1,739,300        101,900
                                                       -----------------------------------------
Cash and cash equivalents, end of year                 $    40,300    $   421,100    $ 1,739,300
                                                       =========================================

                                  Continued


Supplemental cash flow disclosures:
  Interest paid                                        $   623,200    $   185,100    $    92,500
  Income taxes paid                                    $    10,000    $   644,000    $   668,900

Supplemental disclosures of non-cash flow items:
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes          $     2,000    $       900    $    (2,600)
  Unrealized loss in split-dollar life insurance
   Investments, net of income taxes                    $  (379,600)             -              -

Supplemental disclosures of non-cash operating activities:
  Tax benefit from the exercise of stock options       $    16,600    $     6,000              -

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 27, 2001, October 21, 2000 and October 23, 1999

1.  Summary of Significant Accounting Policies:

The Company is primarily engaged in the business of designing, manufacturing and marketing marine engine and air-conditioning products.

Items Affecting Comparability

Our fiscal year ends on the Saturday of the last full week of October and, as a result, a fifty-third week is added every five or six years. The fiscal year ended October 27, 2001 consisted of fifty-three weeks. The fifty-third week increased 2001 net sales by an estimated $475,000 and operating profits by an estimated $10,900.

Principles of Consolidation

The consolidated financial statements include the accounts of Westerbeke Corporation (the "Company"), and its wholly owned subsidiary, Westerbeke International, Inc. (a foreign sales corporation). All inter-company accounts are eliminated in consolidation.

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

Investments in Marketable Securities

Marketable investment securities at October 27, 2001 and October 21, 2000 consist of equity securities in various mutual funds. The Company employs the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement
115). Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

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

Marketable investment securities held in connection with the deferred compensation arrangement are classified as trading securities. These securities were sold during the year ended October 27, 2001. All other marketable securities are classified as available-for-sale. Equity securities are stated at the fair market value at October 27, 2001 and at October 21, 2000. The total cost of the marketable securities at October 27, 2001 and October 21, 2000 was $65,300. Unrealized holding gains in investment securities, net of income taxes, which is included in accumulated other comprehensive income at October 27, 2001 and October 21, 2000 were $19,700 and $17,800, respectively.

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

Fair Value of Financial Instruments

Financial instruments of the Company consist of cash, cash equivalents, accounts receivable, long-term and short-term debt, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value because of the short maturity of these instruments. Based upon borrowing rates currently available to the Company for issuance of similar debt with similar terms and remaining maturities, the estimated fair value of long-term debt approximates their carrying amounts.

Product Warranty Cost

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $360,000 is included in accrued expenses and other liabilities at October 27, 2001 and October 21, 2000.

Advertising

Advertising and promotional expenditures are expensed as incurred. During the fiscal years ended October 2001, 2000 and 1999, the Company incurred advertising and promotional expenses of $668,500, $684,600, and $647,500, respectively.

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


                                                          For the twelve months ended:
                 --------------------------------------------------------------------------------------------------------------
                          October 27, 2001                      October 21, 2000                      October 23, 1999
                 ----------------------------------    ----------------------------------    ----------------------------------
                  Income                     Net        Income                     Net        Income                     Net
                 per share     Shares       Income     per share     Shares       Income     per share     Shares       Income
                 --------------------------------------------------------------------------------------------------------------

Basic               $.16      1,941,391    $318,800       $.12      1,920,147    $228,300       $.42      1,917,812    $796,000
Effect of
Stock options          -        101,521           -       (.01)       137,744           -       (.03)       137,870           -
                    -------------------------------       -------------------------------       -------------------------------
Diluted             $.16      2,042,912    $318,800       $.11      2,057,891    $228,300       $.39      2,055,682    $796,000

At October 27, 2001, there were 229,022 exercisable options outstanding, which were convertible into 229,022 common shares. Included in the 229,022 exercisable options outstanding are 33,300 options that have been excluded from the earnings per share calculation, since their inclusion would have been antidilutive.

The gain on the sale of the Avon property increased earnings per share by $0.17 for the year ended October 27, 2001.

2.  Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company.

Net sales include export sales, primarily to customers in the Netherlands, England, Italy, South Africa and Puerto Rico of approximately $2,523,000, $2,849,400 and $2,591,600 for fiscal years ended October 27, 2001, October 21, 2000, and October 23, 1999, respectively. In fiscal 2001, three customers each accounted for sales in excess of 10% of net sales as follows:
$7,948,000, $5,565,900 and $3,400,200. In fiscal 2000, two customers each accounted for sales in excess of 10% of net sales as follows: $8,896,200 and $6,166,700. In fiscal 1999, two customers each accounted for sales in excess of 10% of net sales as follows: $7,657,400, and $5,791,000.

At October 27, 2001, three customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $534,100, $397,900 and $304,700. At October 21, 2000, two customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $671,700, and $596,300. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.

3.  Inventories

Inventories consist of the following:


                  October 27, 2001    October 21, 2000
                  ----------------    ----------------

Raw materials        $5,734,300          $7,260,800

Work-in-process         855,800             617,000

Finished goods          976,700           1,163,100
                     ----------          ----------
                     $7,566,800          $9,040,900
                     ==========          ==========

The Company uses the last-in, first-out (LIFO) method to value inventory. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $918,600 and $1,168,600 higher at October 27, 2001 and October 21, 2000, respectively, if the first-in, first-out (FIFO) method had been used. In 2001, inventory was reduced resulting in the liquidation of LIFO inventory layers. The effect of the inventory reductions was to reduce cost of sales by approximately $70,600. Inventory cost determined on the FIFO method approximates replacement or current cost.

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

4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:


                                      October 27, 2001    October 21, 2000
                                      ----------------    ----------------

Land                                     $   921,500         $   969,500
Building and building improvements         5,630,200           5,302,900
Furniture and fixtures                       706,800             654,400
Machinery, patterns and equipment          4,853,800           4,188,900
Transportation equipment                      80,400              84,900
Leasehold improvements                        20,400              20,400
Equipment under capital lease                769,200             769,200
Construction in progress                           -           1,207,800
                                         -----------         -----------
                                          12,982,300          13,198,000
Less accumulated depreciation              4,119,900           4,334,700
                                         -----------         -----------
                                         $ 8,862,400         $ 8,863,300
                                         ===========         ===========

The Company incurred depreciation expense of approximately $754,300, $494,800, and $445,100 for fiscal years 2001, 2000, and 1999, respectively.

5.  Spit-Dollar Premiums

The Company has a split-dollar life insurance arrangement with John H. Westerbeke, Jr., the Chairman, President and Chief Executive Officer of the Company, as part of his employment agreement (see note 10), pursuant to which the Company will pay the premium costs of certain life insurance policies. This agreement allows the premiums paid to be invested in a select group of mutual funds thereby subjecting the total cash value of premiums paid to market risk. The cash proceeds the Company would receive depends upon the method of termination. If termination is initiated by death, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid, with all remaining payments to be made to the estate of Mr. Westerbeke Jr. or his beneficiaries. If the policy is terminated for other reasons, the Company would receive the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of premiums paid. The Company accounts for this arrangement in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income net of tax. Included in other assets at October 27, 2001 and October 21, 2000 is $1,237,000 and $1,525,100, respectively, which represents the fair market value of insurance premiums paid to date. At October 27, 2001, in connection with the split-dollar insurance arrangement, the Company recorded an unrealized loss of $379,600, net of taxes of $253,000, in other comprehensive income.

6.  Note Receivable-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company. The principal amount of the secured loan at October 27, 2001 and October 21, 2000 was $56,200 and $74,800, respectively. The loan was used by Mr. Westerbeke, Jr. to purchase a 40-foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke, Jr. pursuant to a lease expiring in July 2004 at a rental of $2,793 per month (see Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.

7.  Revolving Demand Note Payable

The Company has a $6,000,000 Credit Agreement with Brown Brothers Harriman & Co., collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was entered into on June 26, 2000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at October 27, 2001, the Company had approximately $4,964,800 available for borrowing. As of October 27, 2001, the Company had approximately $2,303,900 in unused borrowing capacity under the Credit Agreement and approximately $160,900 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances. The Agreement does not have an expiration date, but is payable on written demand.

8.  Long-Term Debt


                                                  October 27, 2001    October 21, 2000
                                                  ----------------    ----------------

Term Loan with an interest rate of 8.50%, with
 repayment terms through October 2007.               $  446,100                   -

Term Loan with an interest rate of 6.46%, with
 repayment terms through April 2015.                  4,313,400           4,507,500


Term Loan with an interest rate of 6.46%, with
 repayment terms through April 2007.                    328,800             377,000


Capital Lease with an interest rate of 8.75%
 with repayment terms through September 2001.                 -              37,800
                                                     ------------------------------
                                                      5,088,300           4,922,300

Less current portion                                    317,900             280,100
                                                     ------------------------------
Long term debt net of current portion                $4,770,400          $4,642,200
                                                     ==============================

Aggregate maturities of long-term debt for each of the ensuing five years are as follows:


                Year            Amount
                ----            ------

                2002          $  317,900
                2003             340,300
                2004             364,300
                2005             390,200
                2006             417,800
                Thereafter     3,257,800
                              ----------
                              $5,088,300
                              ==========

9.  Income Taxes

Income tax (benefit) expense attributable to income from continuing operations consists of:


                                        Years Ended
                 --------------------------------------------------------
                 October 27, 2001    October 21, 2000    October 23, 1999
                 ----------------    ----------------    ----------------

Federal:
  Current           $ (85,000)          $ 217,200           $ 413,700
  Deferred            270,000             (95,500)            (36,300)
                    -------------------------------------------------
                      185,000             121,700             377,400
                    -------------------------------------------------

State:
  Current              47,100              47,500             123,200
  Deferred            (26,900)           (263,600)            (11,200)
                    -------------------------------------------------
                       20,200            (216,100)            112,000
                    -------------------------------------------------
      Total         $ 205,200           $ (94,400)          $ 489,400
                    =================================================

The Company has state net operating loss carryforwards of approximately $360,000 and approximately $277,000 of state tax credits, which are available to offset future taxable income and income taxes over a five-year and ten-year period, respectively.

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:


                                                      Years Ended
                               --------------------------------------------------------
                               October 27, 2001    October 21, 2000    October 23, 1999
                               ----------------    ----------------    ----------------

Provision at statutory rate        $178,200           $  45,500            $437,000

State tax provision,
 net of federal tax benefit          13,300            (142,600)             74,000
Other, net                           13,700               2,700             (21,600)
                                   ------------------------------------------------
Total                              $205,200           $ (94,400)           $489,400
                                   ================================================

The income tax expense (benefit) was allocated as follows:


                                                                 Years Ended
                                          --------------------------------------------------------
                                          October 27, 2001    October 21, 2000    October 23, 1999
                                          ----------------    ----------------    ----------------

Income from continuing operations             $205,200           $ (94,400)           $489,400
Stockholders' equity, for compensation
 expense for tax purposes in excess of
 amounts recognized for financial
 reporting purposes                            (16,600)             (6,000)                  -
                                              ------------------------------------------------
Total                                         $188,600           $(100,400)           $489,400
                                              ================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 27, 2001 and October 21, 2000 are presented below.


                                                    October 27, 2001    October 21, 2000
                                                    ----------------    ----------------

Deferred tax assets:
  Accounts receivable                                  $   97,400          $  133,400
  Inventory                                               601,800             558,800
  Accrued bonus                                                 -             139,300
  Warranty                                                145,000             145,000
  Unrealized loss on split-dollar life insurance          239,900                   -
  Massachusetts net operating tax loss                     22,600                   -
  Massachusetts investment tax credit                     183,100             139,900
                                                       ------------------------------
      Total gross deferred tax assets                   1,289,800           1,116,400
                                                       ------------------------------

Deferred tax liabilities:
  Fixed assets, principally due to
   accelerated depreciation methods                      (358,200)           (181,500)
  Unrealized gain on marketable securities                      -             (12,000)
                                                       ------------------------------
      Total gross deferred tax liabilities               (358,200)           (193,500)
                                                       ------------------------------
Net deferred tax assets                                $  931,600          $  922,900
                                                       ==============================

Management believes that the realization of deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income.

10.  Commitments and Contingencies

Lease Obligations

The Company has lease agreements for a warehouse and certain equipment (see note 6) expiring at various dates through 2005. Rental expense under operating leases was $185,400, $185,800, and $173,000 for the years ended October 27, 2001, October 21, 2000 and October 23, 1999, respectively.

The following capital leases are included in property, plant and equipment:


                                       October 27, 2001    October 21, 2000
                                       ----------------    ----------------

      Property, plant and equipment        $769,200            $769,200
      Less accumulated amortization         680,000             662,500
                                           --------            --------
                                           $ 89,200            $106,700
                                           ========            ========

The future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


         Year                          Operating
         ----                          ---------

         2002                          $135,900
         2003                            36,800
         2004                            36,800
         2005                             2,500
                                       --------
Total future minimum lease payments    $212,000
                                       ========

Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 27, 2001, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $160,900 (see note 7).

Employment Agreements

In March of 1993, the Company entered into an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the chairman of the board, president, and chief executive officer of the Company. The Agreement provides for Mr. Westerbeke, Jr. to be paid an annual base salary, subject to increases based upon the Consumer Price Index and at the discretion of the Company. During fiscal 2001, Mr. Westerbeke's salary was $231,629. The Agreement also provides for payment of a bonus at the discretion of the board of directors of the Company. In March 2001, the Board of Directors extended for a period of two years the incentive plan previously established in September 1996, whereas Mr. Westerbeke has an annual bonus opportunity, based on net income and increases in sales. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke, Jr. In addition, in the event of a change in control of the Company, Mr. Westerbeke, Jr. may terminate his employment during the one year period following such change in control, and in such event, the Company is required to pay him a lump sum cash payment in an amount equal to three times his average annual cash compensation during the most recent five taxable years of the Company. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke, Jr. for a three-year period and is required to pay any premiums payable on the life insurance policies on his life for a three-year period.

Legal Proceedings

The United States District Court for the Southern District of New York has vacated the Company's award of damages of $4,202,300 payable by a former supplier. The Company has appealed the court's decision to the United States Court of Appeals for the Second Circuit. The ultimate receipt of the award is not certain. Accordingly, the Company has not recorded the award in the accompanying financial statements.

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

In March 1996, the board of directors and the stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Option Plan"), under which 150,000 shares of common stock have been made available. As of October 27, 2001, there has been no activity under the 1996 Option Plan.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 in October 1995, which statement establishes financial accounting and reporting standards for stock based employee compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123 and continues to apply the accounting provisions of Opinion No.25 of the Accounting Principles Board. Proforma disclosure required under SFAS 123 is not provided as no stock options have been granted during the three years ended October 27, 2001.

Information for fiscal years 1999, 2000 and 2001, with respect to the Option Plan, is as follows:


                                                                       Weighted average
                                                                       exercise price of
                                                            Shares     shares under plan
                                                            ------     -----------------

Balance outstanding at October 24, 1998
 and October 23, 1999                                      150,000           $1.125
  Exercised                                                (10,000)           1.125
                                                           -------

Balance outstanding at October 21, 2000                    140,000            1.125
  Exercised                                                (19,278)           1.125
                                                           -------
Balance outstanding and exercisable at October 27, 2001    120,722           $1.125
                                                           =======

The outstanding options expire on various dates through May 2003. Options for 88,100 shares are available for future grant under the Option Plan.

The following table summarizes information concerning currently outstanding and exercisable options under the Option Plan as of October 27, 2001:


                             Weighted
                              average        Weighted
Range of                    remaining         average                        Weighted
exercise      Number       contractual     outstanding       Options         average
 prices     outstanding    life (years)    option price    exercisable    exercise price
----------------------------------------------------------------------------------------

 $1.125       120,722           1.4           $1.125         120,722          $1.125

Information for fiscal years 1999, 2000 and 2001, with respect to the Supplemental Plan, is as follows:


                                                                         Weighted average
                                                                         exercise price of
                                                              Shares     shares under plan
                                                              ------     -----------------

Balance outstanding at October 24, 1998, October 23, 1999
  and October 21, 2000                                       118,400          $1.631
  Exercised                                                  (10,100)          0.875
                                                             -------
Balance outstanding and exercisable at October 27, 2001      108,300          $1.702
                                                             =======

The following table summarizes information concerning currently outstanding and exercisable options under the Supplemental Plan as of October 27, 2001:


                                    Weighted
                                     average        Weighted
    Range of                       remaining        average                         Weighted
    exercise         Number       contractual     outstanding       Options         average
     prices        outstanding    life (years)    option price    exercisable    exercise price
-----------------------------------------------------------------------------------------------

$1.125 - $3.000      108,300           2.4           $1.702         108,300          $1.702

The outstanding options expire on various dates through June 2006. Options for 41,300 shares are available for future grant under the Supplemental Plan.

Preferred Stock

As of October 27, 2001 and October 21, 2000, 1,000,000 shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income (loss) resulting from unrealized gains or losses on marketable securities, net of income taxes for the years ending October 27, 2001 and October 21, 2000 are as follows:


                                                            For the twelve months ended:
                                                        ------------------------------------
                                                        October 27, 2001    October 21, 2000
                                                        ----------------    ----------------

Net income                                                 $ 318,800            $228,300
Unrealized (losses) gains on marketable securities,
 net of income taxes of $251,800 at October 27, 2001
 and $600 at October 21, 2000                               (377,600)                900
                                                           -----------------------------
Comprehensive income(loss)                                 $ (58,800)           $229,200
                                                           =============================

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

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 27, 2001, there has been no activity under the Purchase Plan.

13.  Employee Benefit Plan

In 1994, the Company started an Employee Deferred Compensation Plan that covers all employees over 21 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on up to 8% of their annual compensation. The Company contributed $41,000, $46,600 and $41,800 for the fiscal years ended October 27, 2001, October 21, 2000 and October 23, 1999, respectively.

14.  Quarterly Financial Data (Unaudited)
     (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 27, 2001 and October 21, 2000 is as follows:


                                                                                Fiscal
Fiscal 2001:                            First     Second    Third     Fourth     Year
                                        -----------------------------------------------

Net sales                               $7,436    $8,173    $6,760    $6,325    $28,694
Gross profit                             1,305     1,732     1,632     1,792      6,461
Income (loss) from operations             (228)      642       258       460      1,132
Other income (loss)                          -        (8)       18         -         10
Net income (loss)                         (243)      274        83       205        319
* Net income (loss) per share, diluted   (0.13)     0.13      0.04      0.10       0.16


                                                                                Fiscal
Fiscal 2000:                            First     Second    Third     Fourth     Year
                                        -----------------------------------------------

Net sales                               $8,791    $9,103    $8,892    $7,742    $34,528
Gross profit                             2,150     1,968     2,002     1,632      7,752
Income (loss) from operations              597       337       272      (712)       494
Other income (loss)                        (10)      (97)        -       (82)      (189)
Net income (loss)                          353       126       131      (382)       228
Net income (loss) per share, diluted      0.17      0.06      0.06     (0.18)      0.11

--------------------
* The amounts do not add because of the first quarter's loss effect on the determination of the diluted weighted average common shares for that period.

                                 SCHEDULE II
                    WESTERBEKE CORPORATION AND SUBSIDIARY

                      VALUATION AND QUALIFYING ACCOUNT
           For the years ended October 27, 2001, October 21, 2000
                            and October 23, 1999


                      Balance at     Charged to    Charged                   Balance
                     Beginning of    Costs and     To Other                  at End
                        Period        Expenses     Accounts    Deductions    of Year

1999
Allowance for
doubtful accounts      $ 59,200             -         -               -      $ 59,200

2000
Allowance for
Doubtful accounts      $ 59,200        62,500         -           6,700      $115,000

2001
Allowance for
Doubtful accounts      $115,000             -         -               -      $115,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                 PART I I I

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain biographical information concerning the directors of the Company as of January 1, 2002 is set forth below. Such information was furnished by them to the Company.


                                               Certain
Name of Director           Age         Biographical Information
----------------           ---         ------------------------

GERALD BENCH               60    Vice Chairman, TDG Aerospace, Inc.
                                 (manufacturer of aircraft de-icing devices)
                                 since January 2001; President, BFT Holdings
                                 Co., Inc. (investor in emerging growth
                                 businesses) from November 1996 to January
                                 2001; President and Chief Executive Officer,
                                 Hadley Fruit Orchards, Inc. from November
                                 1996 to June 1999; Consultant, Hadley Fruit
                                 Orchards, Inc. from March 1995 to November
                                 1996; Partner, ICAP Marine Group (consulting
                                 firm) from November 1993 to February 1995;
                                 Chairman and President, TDG Aerospace, Inc.
                                 from October 1991 to November 1993;
                                 President, Thermion, Inc. (manufacturer of
                                 heaters for aircraft de-icing devices) from
                                 April 1990 to September 1991; General
                                 Manager, Lermer Corporation (manufacturer
                                 of airline galley equipment) from June 1989
                                 through March 1990; former Chairman of the
                                 Board, President, Chief Executive Officer
                                 and Director of E&B Marine Inc. (marine
                                 supplies and accessories) from prior to
                                 1988; Director of the Company since June
                                 1986

THOMAS M. HAYTHE           62    Business and Legal Consultant since
                                 February 2000: Partner, Haythe & Curley
                                 (attorneys) (renamed Torys in 2000) from
                                 1982 to January 2000; Director: Novametrix
                                 Medical Systems Inc. (manufacturer of
                                 electronic medical instruments) and Ramsay
                                 Youth Services, Inc. (provider of youth and
                                 educational services); Director of the
                                 Company since June 1986.


JAMES W. STOREY            67    Consultant since January 1993; President,
                                 Wellingsley Corporation (private investment
                                 management company) from December 1986
                                 through December 1992; President and Chief
                                 Executive Officer of Codex Corporation, a
                                 subsidiary of Motorola, Inc. from 1982 to
                                 1986; Vice President of Motorola, Inc. from
                                 1982 to 1986; Director of the Company since
                                 June 1986.

JOHN H. WESTERBEKE, JR.    61    President of the Company since 1976;
                                 Director of the Company since 1976;
                                 Chairman of the Board of Directors of the
                                 Company since June 1986.

      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in Part I hereof.

      The Board of Directors of the Company consists of three classes of directors: Class A, Class B, and Class C. Directors in each class are elected for a term of three years. The term of office of the Class A directors will expire at the Annual Meeting of Stockholders to be held in 2002. Class B and Class C directors will be elected at the Annual Meetings to be held in 2003 and 2004, respectively. Mr. Bench is Class A director, Messrs. Haythe and Storey are Class B directors and Mr. Westerbeke, Jr. is a Class C director.

      The directors and officers of the Company other than Messrs. Bench, Haythe, and Storey are active in the business on a day-to-day basis.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 27, 2001 all
Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal years ended October 27, 2001, October 21, 2000 and October 23, 1999 concerning the compensation paid or awarded to the Chief Executive Officer and the other executive officer of the Company.

                         SUMMARY COMPENSATION TABLE


                                                    Annual Compensation
                                     Fiscal     --------------------------
            Name and                  Year
            Principal                 Ended                                    All Other
            Position                 October       Salary         Bonus       Compensation
------------------------------------------------------------------------------------------

John H. Westerbeke, Jr.               2001      $231,629       $  2,179        $55,408(5)
President, Chairman of the Board      2000       228,359(1)     134,247(2)      38,549(5)
of Directors and Class C Director     1999       226,190(3)      84,723(4)      33,385(5)

Carleton F. Bryant, III               2001      $ 94,500       $ 58,240              -
Executive Vice President,             2000        94,500         60,633              -
Treasurer, Chief Operating            1999        94,500         61,115              -
Officer and Secretary

--------------------
<F1>  Includes $75,300 of salary earned in fiscal year 2000, payment of which had been deferred. Payment was made in fiscal 2001.
<F2>  Includes a $126,692 bonus earned in fiscal year 2000, payment of which had been deferred. Payment was made in fiscal 2001.
<F3>  Includes $73,100 of salary earned in fiscal year 1999, payment of which had been deferred. Payment was made in fiscal 2001.
<F4>  Includes a $79,682 bonus earned in fiscal year 1999, payment of which had been deferred. Payment was made in fiscal 2001.
<F5>  Includes amounts ($41,896, $22,750 and $19,825 in fiscal 2001, 2000 and 1999, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 27, 2001, October 21, 2000 and October 23, 1999 for the period from the date on which each premium was paid until March 31, 2003 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid).

      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 27, 2001.

      The following table sets forth the number and value of options held by the executive officers named in the Summary Compensation Table during the fiscal year ended October 27, 2001.

                      OPTION VALUES AT OCTOBER 27, 2001


                                      Number of                  Value of Unexercised
                                    Unexercised                     In-the-Money(1)
                                      Options at                      Options at
                                   October 27, 2001                October 27, 2001
                             ----------------------------    ----------------------------
          Name               Exercisable    Unexercisable    Exercisable    Unexercisable
-----------------------------------------------------------------------------------------

John H. Westerbeke, Jr.        150,000           -            $101,200           -

Carleton F. Bryant, I I I       45,722           -            $ 30,900           -

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

Employment Agreements
---------------------

      The Company has an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, which provides for his employment by the Company at an annual base salary, subject to increases based upon the Consumer Price Index and at the discretion of the Company. During fiscal 2001, Mr. Westerbeke's salary was $231,629. The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. In March 2001, the Board of Directors extended for a period of two years the incentive plan established in September 1996, whereas Mr. Westerbeke has an annual bonus opportunity, based on net income and increases in sales. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke as described below. The Agreement may be terminated by the Company upon the disability of Mr. Westerbeke, by the Company with or without cause, and by Mr. Westerbeke in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the Agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three-year period and is required to pay any premiums payable on the split-dollar life insurance policies on his life for a three-year period. Under the

Agreement, Mr. Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      During the Company's past fiscal year, Thomas M. Haythe, a director of the Company and a member of the Compensation Committee, rendered legal services to the Company. It is expected that Mr. Haythe will continue to act as the Company's general counsel in the future.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 2002, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholding as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.


                                         Shares of Common Stock
Name and Address                           Owned Beneficially         Percent of Class
----------------                         ----------------------       ----------------

Marvin A. Gordon                           100,000 (1)                      5.2%
  750 Everett Street
  Norwood, MA 02062

Gerald Bench                                11,100 (2)                       *
  17 1/2 Passaic Avenue
  Spring Lake, New Jersey 07762

Thomas M. Haythe                            16,100 (3)                       *
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

James W. Storey                             20,100 (4)                      1.0%
  3 Saddle Ridge Road
  Dover, Massachusetts 02030

John H. Westerbeke, Jr                   1,248,250 (5)                     59.9%
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

Carleton F. Bryant, III                     45,722 (6)                      2.3%
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

All Directors and Officers as a Group    1,341,272 (2)(3)(4)(5)(6)         62.0%
 (five persons)

--------------------
(*)   Less than one percent.


<F1>  Information as to these holdings is based upon a report on Schedule
      13D filed with the Securities and Exchange Commission by Mr. Marvin A. Gordon. Such report indicates that Mr. Gordon has sole voting and dispositive power with respect to 100,000 shares.
<F2>  Consists of 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bench.
<F3>  Includes 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.
<F4>  Includes 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Storey.
<F5>  Includes 150,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Westerbeke, Jr.
<F6>  Consists of 45,722 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bryant.

      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company leases a 40-foot sailboat from Mr. Westerbeke, Jr. the Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to a lease expiring in July 2004. The Company pays an annual rental to him of $33,500 and also pays approximately $10,000 to $15,000 of annual expenses in connection with the operation and maintenance of the sailboat. The Company makes use of the sailboat to evaluate the performance of its marine engine products and for other corporate purposes. In July 1994, Mr. Westerbeke, Jr. executed a promissory note payable to the Company in the principal amount of $165,000. The proceeds of the loan were used by Mr. Westerbeke, Jr. to purchase the sailboat, which is leased, to the Company as described above. The loan, which is due June 1, 2004, is payable in equal monthly installments which commenced on July 1, 1994, together with interest at 7.75% per annum and is secured by the sailboat. Management of the Company believes that the terms of the lease and of the secured loan are no less favorable to the Company than it could obtain from an unrelated party.

      During the Company's past fiscal year, Thomas M. Haythe, a Class B director of the Company, rendered legal services to the Company. It is expected that Mr. Haythe will continue to act as the Company's general counsel in the future.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

          (a)  1.  Financial Statements:

          Included in PART II of this report:                Page
                                                             ----
          Report of KPMG LLP                                   24

          Consolidated Balance Sheets at
          October 27, 2001 and October 21, 2000                25

          Consolidated Statements of Operations
          for the three years in the period ended
          October 27, 2001                                     26

          Consolidated Statements of Stockholders'
          Equity and Comprehensive Income for the
          three years in the period ended
          October 27, 2001                                     27

          Consolidated Statements of Cash Flow
          for the three years in the period ended
          October 27, 2001                                   28-29

          Notes to Consolidated Financial Statements           30

          2.  Financial Statement Schedule:

          Included in PART II of this report:

          Schedule II - Valuation and Qualifying
          Account for the three years in the period
          ended October 27, 2001                               42

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

          (b)  Current Reports on Form 8-K:

                During the fiscal quarter ended October 27, 2001, the Company did not file any Current Reports on Form 8-K.

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

Dated: January 23, 2002

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

Dated: January 23, 2002                By /s/ John H. Westerbeke, Jr.
                                          ---------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer

Dated: January 23, 2002                By /s/ Carleton F. Bryant III
                                          --------------------------
                                          Carleton F. Bryant III
                                          Executive Vice President,
                                          Chief Operating Officer and
                                          Principal Financial
                                          and Accounting Officer

Dated: January 23, 2002                By /s/ Gerald Bench
                                          ----------------
                                          Gerald Bench
                                          Director

Dated: January 23, 2002                By /s/ Thomas M. Haythe
                                          --------------------
                                          Thomas M. Haythe
                                          Director

Dated: January 23, 2002                By /s/ James W. Storey
                                          -------------------
                                          James W. Storey
                                          Director

                              Index to Exhibits
                              -----------------

Exhibit
  No.                   Name of Exhibit                               Page
-------                 ---------------                               ----

 2         Agreement and Plan of Merger between the Company
           and J.H. Westerbeke Corporation, a Massachusetts
           corporation                                                 (1)

 3 (a)     Certificate of Incorporation of the Company (as
           amended)                                                    (1)

 3 (b)     By-Laws of the Company                                      (4)

10 (a)     Agreement dated as of June 30, 1986 by and
           between the Company and John H. Westerbeke, Sr              (1)

10 (b)     1986 Stock Option Plan of the Company as
           amended on January 6, 1987 and on May 26, 1988              (4)

10 (c)     1986 Employee Stock Purchase Plan of the
           Company                                                     (1)

10 (d)     Supplemental Stock Option Plan of the
           Company                                                     (4)

10 (e)     1996 Stock Option Plan of the Company                       (2)

10 (f)     Agreement dated as of June 1, 1986 by and among
           the Company, Ruth A. Westerbeke, John H.
           Westerbeke, Jr., John H. Westerbeke, Sr. and
           Ruth A. Westerbeke, as trustees                             (1)

10 (g)     Supplemental Medical Insurance Policy                       (1)

10 (h)     Employment Agreement dated March 24, 1993
           between the Company and John H. Westerbeke, Jr.,
           Chairman, President and Chief Executive Officer of
           the Company                                                 (4)

10 (i)     Employment Agreement dated May 14, 1993
           and Confidentiality Agreement dated May 14, 1993
           between the Company and Carleton F. Bryant III,
           Chief Operating Officer of the Company                      (4)

10 (j)     Lease dated February 3, 1999 by and between
           Urban Equities and the Company                              (3)

10 (k)     Purchase and Sale Agreement dated March 1, 2000
           between the Company and Dead River Company                  (5)

10 (l)     Real Estate Loan Agreement dated April 24, 2000
           among the Company, 150 John Hancock LLP, GE
           Capital Public Finance, Inc. and Massachusetts
           Development Finance Agency                                  (5)

10 (m)     Equipment Loan Agreement dated April 24, 2000
           between the Company, GE Capital Public Finance, Inc.
           and Massachusetts Development Finance Agency                (5)

10 (n)     Mortgage Security Agreement, Assignment of Leases and
           Rents and Fixture Filing dated April 24, 2000 between
           the Company and GE Capital Public Finance, Inc              (5)

10 (o)     Loan and Security Agreement dated June 26, 2000
           between the Company and Brown Brothers Harriman
           & Co                                                        (6)

10 (p)     Revolving Credit Note dated June 26, 2000 between
           the Company and Brown Brothers Harriman & Co                (6)

10 (q)     Amendment dated September 2000 to Loan and Security
           Agreement dated June 26, 2000 between the Company
           and Brown Brothers Harriman Co                              (7)

10 (r)     Amendment dated September 2000 to Revolving Credit
           Note dated June 26, 2000 between the Company and
           Brown Brothers Harriman & Co                                (7)

21         Subsidiary of the Company

23         Consent of KPMG LLP

24         Power of Attorney                                    (See Page 53
                                                                of Annual
                                                                Report on
                                                                Form 10-K)

--------------------
<F1>  Incorporated by reference to Exhibits to Registration Statement
      No. 33-6972 filed with the Securities and Exchange Commission.
<F2>  Incorporated by reference to Exhibits to Registration Statement
      No. 333-25687 filed with the Securities and Exchange Commission.
<F3>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended January 23, 1999.
<F4>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 23, 1999.
<F5>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended April 22, 2000.
<F6>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended July 22, 2000.
<F7>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 21, 2000.