Form 10-Q
period 2002-01-26
WESTERBEKE CORP
filed 2002-03-08
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    January 26, 2002
                                         ----------------

                                     OR

---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_____    to_____

      Commission file number        0-15046
                                    -------

                           Westerbeke Corporation
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                               04-1925880
-------------------------------                 -------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                  Identification No.)

Myles Standish Industrial Park
    Taunton, Massachusetts                           02780
---------------------------------------             ---------
(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code  (508) 823-7677
                                                    --------------

                                  No Change
---------------------------------------------------------------------------
             (Former name, former address and former fiscal year
                        if changed since last report)

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

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
                        Class                        March 1, 2002
                        -----                       --------------

                  Common Stock, $.01 par value        1,954,809


                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX


                                                    Page
                                                    ----
Part I - Financial Information

      Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets as
          of January 26, 2002 and
          October 27, 2001                             3

         Consolidated Statements of
          Operations for the three
          months ended January 26, 2002
          and January 27, 2001                         4

          Consolidated Statements of
           Cash Flows for the three
           months ended January 26, 2002
           and January 27, 2001                        5

         Notes to Consolidated
          Financial Statements                      6-10

      Item 2 -

         Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                 11-13

Part II - Other Information                            14

Signatures                                             15


                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                January 26,    October 27,
                                                                  2002            2001
                                                                -----------    -----------
                                                                (Unaudited)      Audited

ASSETS
Current assets:
Cash and cash equivalents                                       $         -    $    40,300
Accounts receivable, net of allowance for doubtful accounts
 of $115,000                                                      1,995,100      2,131,800
Inventories (Note 2)                                              7,559,100      7,566,800
Prepaid expenses and other assets                                   441,500        397,500
Prepaid income taxes                                                574,200        354,700
Deferred income taxes                                               844,200        844,200
                                                                --------------------------
      Total current assets                                       11,414,100     11,335,300
                                                                --------------------------

Property, plant and equipment, net (Note 5)                       8,724,400      8,862,400
Split dollar premiums (Note 6)                                    1,287,800      1,237,000
Other assets, net                                                   185,200        190,200
Investments in marketable securities                                106,200        109,200
Note receivable - related party                                      51,300         56,200
Deferred income taxes                                                73,600         87,400
                                                                --------------------------
                                                                $21,842,600    $21,877,700
                                                                ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 4)                    $   323,400    $   317,900
  Revolving demand note payable                                   3,000,000      2,500,000
  Accounts payable                                                2,130,900      2,164,300
  Accrued expenses and other liabilities                            427,800        545,200
                                                                --------------------------
      Total current liabilities                                   5,882,100      5,527,400
                                                                --------------------------

Long-term debt, net of current portion (Note 4)                   4,687,500      4,770,400
                                                                --------------------------

      Total liabilities                                          10,569,600     10,297,800
                                                                --------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,226,328 at January 26, 2002 and 2,225,328 at
  October 27, 2001                                                   22,300         22,300
  Additional paid-in-capital                                      6,106,200      6,105,100
  Accumulated other comprehensive income (loss) (Note 3)           (339,100)      (359,800)
  Retained earnings                                               6,290,900      6,619,600
                                                                --------------------------
                                                                 12,080,300     12,387,200

  Less - Treasury shares at cost, 289,873 shares at January
   26, 2002 and October 27, 2001                                    807,300        807,300
                                                                --------------------------
      Total stockholders' equity                                 11,273,000     11,579,900
                                                                --------------------------
                                                                $21,842,600    $21,877,700
                                                                ==========================

               The accompanying notes are an integral part of
                   the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                               --------------------------
                                               January 26,    January 27,
                                               2002              2001
                                               -----------    -----------
                                                       (Unaudited)

Net sales                                       $4,674,500     $7,436,000

Cost of sales                                    3,719,500      6,131,200
                                                -------------------------

      Gross profit                                 955,000      1,304,800

Selling, general and administrative expense      1,094,900      1,145,900

Research and development expense                   304,300        386,900
                                                -------------------------


      Loss from operations                        (444,200)      (228,000)

Interest expense, net                              103,600        176,500
                                                -------------------------


      Loss before income taxes                    (547,800)      (404,500)

Provision for income taxes (benefit)              (219,100)      (161,800)
                                                -------------------------


Net loss                                        $ (328,700)    $ (242,700)
                                                =========================

Loss per common share, basic                    $     (.17)    $     (.13)
                                                -------------------------

Loss per common share, diluted                  $     (.17)    $     (.13)
                                                -------------------------

Weighted average common shares, basic            1,935,477      1,927,812
                                                -------------------------

Weighted average common shares, diluted          1,935,477      1,927,812
                                                -------------------------


               The accompanying notes are an integral part of
                    the consolidated financial statements

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended
                                                                 --------------------------
                                                                 January 26,    January 27,
                                                                    2002           2001
                                                                 -----------    -----------
                                                                         (Unaudited)

Cash flows from operating activities:
Net loss                                                         $ (328,700)     $ (242,700)
  Reconciliation of net loss to net cash
   used by operating activities:
    Depreciation and amortization                                   197,200         186,600
    Deferred income taxes                                                 -          (1,200)
    Changes in operating assets and liabilities:
      Accounts receivable                                           136,700          11,600
      Inventories                                                     7,700        (174,800)
      Prepaid expenses and other assets                             (44,000)         57,400
      Split-dollar premiums                                               -        (144,500)
      Other assets                                                        -         (20,300)
      Accounts payable                                              (33,400)      `(296,700)
      Accrued expenses and other liabilities                       (117,400)        131,900
      Deferred compensation                                               -          20,300
      Prepaid income taxes                                         (219,500)       (165,800)
                                                                 --------------------------
Net cash used by operating activities                              (401,400)       (638,200)
                                                                 --------------------------

Cash flows used in investing activities:
  Purchase of property, plant and equipment                         (54,200)       (655,800)
  Purchase of marketable securities                                 (13,300)         (3,500)
  Proceeds from payment of note receivable - related party            4,900           4,600
                                                                 --------------------------
Net cash used in investing activities                               (62,600)       (654,700)
                                                                 --------------------------

Cash flows from financing activities:
  Exercise of stock options                                           1,100               -
  Net borrowings under revolving demand note                        500,000         450,000
  Proceeds from Massachusetts Development Finance Agency                  -         500,000
  Principal payments on long-term debt and capital leases           (77,400)        (78,200)
                                                                 --------------------------
Net cash provided by financing activities                           423,700         871,800
                                                                 --------------------------

Decrease in cash and cash equivalents                               (40,300)       (421,100)
Cash and cash equivalents, beginning of period                       40,300         421,100
                                                                 --------------------------

Cash and cash equivalents, end of period                         $        -      $        -
                                                                 ==========================
Supplemental cash flow disclosures:
  Interest paid                                                  $  125,600      $  147,000
  Income taxes paid                                              $        -      $    4,000

Supplemental disclosures of non-cash items:
  Unrealized loss on marketable securities,
   net of income taxes                                           $   (9,800)     $   (1,600)
  Unrealized gain in split-dollar life insurance investments,
   net of income taxes                                           $   30,500               -


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

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:
      -------------------------------------------

  A.  Financial Statements
      --------------------

      The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

      In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of January 26, 2002, and the results of their operations and their cash flows, for the three month period then ended, have been included.

  B.  Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke ernational, Inc. (a Foreign Sales Corporation). All inter-company transactions accounts are eliminated in consolidation.

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                 (Unaudited)

  C.  Earnings per Share
      ------------------

      Basic income (loss) per common share is computed by dividing income
      (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the maximum dilution that would have resulted from the exercise of stock options. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities, except when the effect would be antidilutive.


                                               For the three months ended:
                       ---------------------------------------------------------------------------
                                  January 26, 2002                      January 27, 2001
                       ------------------------------------    -----------------------------------
Loss                       Net          Loss                       Net
                       per share      Shares        Loss       per share      Shares        Loss
                       ---------      ------        ----       ---------      ------        ----

      <s>                < c>       <c>          <c>             <c>        <c>          <c>
      Basic              $(.17)     1,935,477    $(328,700)      $(.13)     1,927,812    $(242,700)
      Effect of
      Stock options          -              -            -           -              -            -
                       ------------------------------------    -----------------------------------
      Diluted            $(.17)     1,935,477    $(328,700)      $(.13)     1,927,812    $(242,700)

      At January 26, 2002, there were 228,022 exercisable options outstanding, which were convertible into 228,022 common shares. These shares were excluded from the earnings per share calculation since their inclusion would have been antidilutive.

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

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                 (Unaudited)

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                         January 26,    October 27,
                            2002           2001
                         -----------    -----------

      Raw materials       $5,774,400     $5,734,300
      Work-in-process        936,800        855,800
      Finished goods         847,900        976,700
                          -------------------------
                          $7,559,100     $7,566,800
                          =========================

      The Company has estimated both the year-end inventory levels and the inflation/deflation that will occur during the fiscal year. As a result, the Company anticipates an increase in its LIFO valuation account as of October 26, 2002. Accordingly, the Company has recorded an increase of $22,500, on a pro rata basis, in the LIFO reserve during the first three months of fiscal 2002. During the first three months of 2001, the Company also recorded, on a pro rata basis, an increase of $22,500 in the LIFO reserve. Inventories would have been $941,100 higher at January 26, 2002 and $918,600 higher as of October 27, 2001, if the first-in, first-out (FIFO) method had been used. Inventory cost determined on the FIFO method approximates replacement or current cost.

3.    Comprehensive Income
      --------------------

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income (loss) resulting from unrealized gains or losses on marketable securities, net of income taxes for the three months ended January 26, 2002 and January 27, 2001 are as follows:


                                                               For the three months ended:
                                                               -------------------------------
                                                          January 26, 2002    January 27, 2001
                                                          ----------------    ----------------
      Net loss                                               $(328,700)          $(242,700)
      Unrealized gain (loss) on marketable securities,
       net of income taxes of $13,800 at
       January 26, 2002 and $2,700 at
       January 27, 2001                                         20,700              (1,600)
                                                             -----------------------------
      Comprehensive loss                                     $(308,000)          $(244,300)
                                                             =============================

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                 (Unaudited)

4.    Long-Term Debt
      --------------


                                                      January 26, 2002    October 27, 2001
                                                      ----------------    ----------------

      Term Loan with an interest rate of 6.46%,
       with repayment terms through April 2015.          $ 4,262,900         $ 4,313,400

      Term Loan with an interest rate of 6.46%,
       with repayment terms through April 2007.              316,200             328,800

      Term Loan with an interest rate of 8.50%,
       with repayment terms through December 2007.           431,800             446,100
                                                         -------------------------------
                                                           5,010,900           5,088,300
Less current portion                                         323,400             317,900
                                                         -------------------------------

Long term debt, net of current portion                   $ 4,687,500         $ 4,770,400
                                                         ===============================

5.    Property, Plant and Equipment
      -----------------------------


                                                      January 26, 2002    October 27, 2001
                                                      ----------------    ----------------

      Land                                               $   921,500         $   921,500
      Building and building improvements                   5,636,300            5,630,20
      Furniture and fixtures                                 710,400             706,800
      Machinery, patterns and equipment                    4,898,400           4,853,800
      Transportation equipment                                80,400              80,400
      Leasehold improvements                                  20,400              20,400
      Equipment under capital lease                          769,200             769,200
                                                         -------------------------------

                                                          13,036,600          12,982,300
      Less accumulated depreciation                        4,312,200           4,119,900
                                                         -------------------------------
                                                         $ 8,724,400         $ 8,862,400
                                                         ===============================

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                 (Unaudited)

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

      At January 26, 2002 the Company had an unrealized accumulated loss of $349,100, net of taxes of $232,700, included in accumulated other comprehensive income.

                Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results Of Operations

Results of Operations -
-----------------------

Net sales decreased by $2,761,500, or 37%, during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The decrease was attributable to general business conditions in the domestic recreational marine market, in particular, a decrease in unit volume resulting from decreased demand for new boats.

Gross profit decreased by $349,800 or 27% during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. As a percentage of net sales, gross profit was 20% during the first quarter of fiscal 2002 and 18% for the same period in fiscal 2001. The increase in the gross profit margin was primarily attributable to a decrease in labor costs in manufacturing resulting from manufacturing personnel working a four-day work week during the first quarter of fiscal 2002.

Operating expenses decreased by $133,600 for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The reduction in operating expenses was attributable to decreases in the following areas: supplies consumed in research and development activities, legal expenses associated with the proceedings against a former supplier, commissions earned on the decreased sales volume and the utilization of outside consultants in engineering.

Net interest expense decreased by $72,900 during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs.

For the first quarter ended January 26, 2002, the Company reported a net loss of $328,700, as compared to a net loss of $242,700 for the same period in fiscal 2001. The increase in the net loss for the three months resulted primarily from the decreased unit volume.

The Company is currently renegotiating its exclusive agreement with its largest customer. The existing agreement will expire on June 30, 2002. The Company cannot predict the results of these negotiations. The loss of the revenues associated with this agreement would have a material adverse effect on the Company's operating results and financial condition if the Company were unable to replace the business and/or reduce operating expenses.

Liquidity and Capital Resources
-------------------------------

During the first three months of fiscal 2002, net cash used by operations was $401,400, compared to net cash used by operations of $638,200 for the first three months in fiscal 2001. The decrease in cash used by operations was primarily related to decreases in inventory, accounts receivable and the timing of payments related to the split-dollar insurance arrangement partially offset by the increased net loss and increases in prepaid expenses.

During the three months ended January 26, 2002, the Company purchased machinery and equipment of $54,200. The Company plans additional capital spending of $250,000 during the remainder of the fiscal year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real-

                    WESTERBEKE CORPORATION AND SUBSIDIARY

estate portion of the industrial revenue bond is a 15-year mortgage loan, with $4,262,900 outstanding at January 26, 2002. The loan agreement requires monthly payments of $40,000. The equipment portion of the industrial revenue bond is a 7-year term loan, with $316,200 outstanding at January 26, 2002. The term loan requires monthly payments of $5,900. The Company also has an additional 7-year equipment loan, with $431,800 outstanding at January 26, 2002. This loan agreement requires a monthly payment of $7,900.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation at January 26, 2002, the Company had approximately $4,733,700 available for borrowing. At January 26, 2002, the Company had $3,000,000 in outstanding borrowings under the Credit Agreement and approximately $130,500 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2002.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first three months of fiscal 2002.

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

                    WESTERBEKE CORPORATION AND SUBSIDIARY


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

This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the unanticipated loss of a major supplier; the unanticipated required repayment in full of outstanding amounts under the Company's credit facilities; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved.

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

                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  March 8, 2002                   /s/ John H. Westerbeke, Jr.
       -------------                   ------------------------------------
                                           John H. Westerbeke, Jr.
                                           Chairman of the Board,
                                           President and Principal
                                           Executive Officer


Dated  March 8, 2002                    /s/ Carleton F. Bryant III
       -------------                    -----------------------------------
                                            Carleton F. Bryant III
                                            Executive Vice President,
                                            Chief Operating Officer
                                            and Principal Financial
                                            and Accounting Officer