Form 10-Q
period 2002-04-27
WESTERBEKE CORP
filed 2002-06-10
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:            April 27, 2002
                                                 --------------

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

                                                       Outstanding at
                       Class                            June 1, 2002
                       -----                           --------------

            Common Stock, $.01 par value                  1,954,809

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                       Page

Part I - Financial Information

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets as
                  of April 27, 2002 and
                  October 27, 2001                                       3

                  Consolidated Statements of
                  Operations for the three
                  months ended April 27, 2002
                  and April 28, 2001                                     4

                  Consolidated Statements of
                  Operations for the six
                  months ended April 27, 2002
                  and April 28, 2001                                     5

                  Consolidated Statements of
                  Comprehensive Income for the
                  three and six months ended April
                  27, 2002 and April 28, 2001,
                  respectively                                           6

                  Consolidated Statements of
                  Cash Flows for the six
                  months ended April 27, 2002
                  and April 28, 2001                                     7

                  Notes to Consolidated
                  Financial Statements                                8-12

         Item 2 -

                  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                          13-15

         Item 3 -

                  Quantitative and Qualitative Disclosures
                  About Market Risk                                     16

Part II - Other Information                                          17-18

Signatures                                                              19

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                April 27,       October 27,
                                                  2002             2001
                                                ---------       -----------
                                               (Unaudited)        Audited

ASSETS
Current assets:
  Cash and cash equivalents                    $   624,400      $    40,300
  Accounts receivable, net of allowance
   for doubtful accounts of $115,000             2,755,600        2,131,800
  Inventories (Note 2)                           6,220,900        7,566,800
  Prepaid expenses and other assets                417,600          397,500
  Prepaid income taxes                             189,100          354,700
  Deferred income taxes                            844,200          844,200
                                               ----------------------------
      Total current assets                      11,051,800       11,335,300
                                               ----------------------------

Property, plant and equipment, net (Note 4)      8,623,100        8,862,400
Split dollar premiums (Note 5)                   1,201,500        1,237,000
Other assets, net                                  180,300          190,200
Investments in marketable securities               107,800          109,200
Note receivable - related party                     46,300           56,200
Deferred income taxes                              107,500           87,400
                                               ----------------------------
                                               $21,318,300      $21,877,700
                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 3)   $   328,900      $   317,900
  Revolving demand note payable                  2,000,000        2,500,000
  Accounts payable                               2,175,700        2,164,300
  Accrued expenses and other liabilities           577,500          545,200
                                               ----------------------------
      Total current liabilities                  5,082,100        5,527,400
                                               ----------------------------

Long-term debt, net of current portion
 (Note 3)                                        4,603,000        4,770,400
                                               ----------------------------
      Total liabilities                          9,685,100       10,297,800
                                               ----------------------------

Stockholders' equity:
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued 2,244,682 at
   April 27, 2002 and 2,225,328 at
   October 27, 2001                                 22,400           22,300
  Additional paid-in-capital                     6,126,700        6,105,100
  Accumulated other comprehensive income
   (loss)                                         (389,900)        (359,800)
  Retained earnings                              6,681,300        6,619,600
                                               ----------------------------
                                                12,440,500       12,387,200
  Less - Treasury shares at cost, 289,873
   shares at April 27, 2002 and
   October 27, 2001                                807,300          807,300
                                               ----------------------------
      Total stockholders' equity                11,633,200       11,579,900
                                               ----------------------------
                                               $21,318,300      $21,877,700
                                               ============================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended
                                                        --------------------------
                                                         April 27,       April 28,
                                                           2002            2001
                                                         ---------       ---------
                                                                (Unaudited)

Net sales                                               $7,428,600      $8,173,200

Cost of sales                                            5,721,700       6,440,700
                                                        --------------------------

      Gross profit                                       1,706,900       1,732,500

Selling, general and administrative expense              1,237,000       1,269,800

Research and development expense                           282,900         372,400
                                                        --------------------------

      Income from operations                               187,000          90,300

Other income (expense):

      Interest expense, net                               (109,200)       (178,100)

      Gain on sale of facility                                   -         552,800

      Other income (expense)                                50,000          (8,800)
                                                        --------------------------

            Other income (expense), net                    (59,200)        365,900

      Income before income taxes                           127,800         456,200

Provision for income taxes (benefit)                      (262,600)        182,500
                                                        --------------------------

Net income                                              $  390,400      $  273,700
                                                        ==========================


Income per common share, basic                          $      .20      $      .14
                                                        ==========================

Income per common share, diluted                        $      .19      $      .13
                                                        ==========================

Weighted average common shares, basic                    1,951,168       1,945,480
                                                        ==========================

Weighted average common shares, diluted                  2,005,318       2,043,341
                                                        ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six Months Ended
                                                        --------------------------
                                                         April 27,       April 28,
                                                           2002            2001
                                                         ---------       ---------
                                                                (Unaudited)

Net sales                                              $12,103,100      $15,609,200

Cost of sales                                            9,441,200       12,571,900
                                                       ----------------------------

      Gross profit                                       2,661,900        3,037,300

Selling, general and administrative expense              2,331,900        2,415,700

Research and development expense                           587,200          759,300
                                                       ----------------------------

      Income (loss) from operations                       (257,200)        (137,700)

Other income (expense):

      Interest expense, net                               (212,800)        (354,600)

      Gain on sale of facility                                   -          552,800

      Other income (expense)                                50,000           (8,800)
                                                       ----------------------------

            Other income (expense), net                   (162,800)         189,400

      Income (loss) before income taxes                   (420,000)          51,700

Provision for income taxes (benefit)                      (481,700)          20,700
                                                       ----------------------------

Net income                                             $    61,700      $    31,000
                                                       ============================


Income per common share, basic                         $       .03      $       .02
                                                       ============================

Income per common share, diluted                       $       .03      $       .02
                                                       ============================

Weighted average common shares, basic                    1,943,322        1,936,319
                                                       ============================

Weighted average common shares, diluted                  1,997,472        2,048,000
                                                       ============================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            Three Months Ended
                                                    ----------------------------------
                                                    April 27, 2002      April 28, 2001
                                                    --------------      --------------
                                                                (Unaudited)

Net income                                            $ 390,400           $ 273,700
Unrealized losses on marketable securities,
 net of income taxes of $33,900 at April 27,
 2002 and $153,800 at April 28, 2001                    (50,800)           (230,200)
                                                      -----------------------------
Comprehensive income                                  $ 339,600           $  43,500
                                                      =============================

                                                             Six Months Ended
                                                    ----------------------------------
                                                    April 27, 2002      April 28, 2001
                                                    --------------      --------------
                                                                (Unaudited)

Net income                                            $  61,700           $  31,000
Unrealized losses on marketable securities,
 net of income taxes of $20,100 at April 27,
 2002 and $154,500 at April 28, 2001                    (30,100)           (231,800)
                                                      -----------------------------
Comprehensive income (loss)                           $  31,600           $(200,800)
                                                      =============================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                        ---------------------------
                                                         April 27,        April 28,
                                                           2002             2001
                                                         ---------        ---------
                                                                (Unaudited)

Cash flows from operating activities:
Net income                                              $   61,700      $    31,000
  Reconciliation of net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                          396,300          385,300
    Gain on disposal of fixed assets                             -         (554,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                 (623,800)         247,600)
      Inventories                                        1,345,900          375,000
      Prepaid expenses and other assets                    (20,100)          43,700
      Split-dollar premiums                                      -         (144,500)
      Other assets                                               -          (27,100)
      Accounts payable                                      11,400         (662,600)
      Accrued expenses and other liabilities                32,300          138,300
      Deferred compensation                                      -           27,200
      Prepaid income taxes                                 165,600           33,300
                                                        ---------------------------
Net cash provided (used) by operating activities         1,369,300         (602,000)
                                                        ---------------------------

Cash flows used in investing activities:
  Purchase of property, plant and equipment               (147,100)      (1,063,700)
  Proceeds from sale of fixed assets                             -        1,241,200
  Purchase of marketable securities                        (13,300)          (4,800)
  Proceeds from payment of note receivable - related
   party                                                     9,900            9,200
                                                        ---------------------------
Net cash provided (used) in investing activities          (150,500)         181,900
                                                        ---------------------------

Cash flows from financing activities:
  Exercise of stock options                                 21,700           46,300
  Net repayments under revolving demand note              (500,000)        (250,000)
  Proceeds from Massachusetts Development
   Finance Agency                                                -          500,000
  Purchase of treasury stock                                     -          (24,600)
  Principal payments on long-term debt and capital
   leases                                                 (156,400)        (165,600)
                                                        ---------------------------
Net cash provided (used) in financing activities          (634,700)         106,100
                                                        ---------------------------

Increase (decrease) in cash and cash equivalents           584,100         (314,000)
Cash and cash equivalents, beginning of period              40,300          421,100
                                                        ---------------------------
Cash and cash equivalents, end of period                $  624,400      $   107,100
                                                        ===========================

Supplemental cash flow disclosures:
  Interest paid                                         $  238,500      $   323,800
  Income taxes paid                                     $        -      $     7,800
Supplemental disclosures of non-cash items:
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes           $   (8,800)     $     1,000
  Unrealized loss in split-dollar life insurance
   investments, net of income taxes                     $   21,300      $   230,800

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:

      A.    Financial Statements

      The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with, accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

      In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 27, 2002, and the results of their operations and their cash flows, for the three and six-month periods then ended, have been included.

      The results disclosed in the condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year.

      B.    Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westerbeke
      International, Inc. (a Foreign Sales Corporation). All inter-company transactions and accounts are eliminated in consolidation.

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

                                                  For the three months ended:
                         ----------------------------------------------------------------------------
                                    April 27, 2002                          April 28, 2001
                         ------------------------------------    ------------------------------------
                          Income                       Net        Income                       Net
                         per share      Shares        Income     per share      Shares        Income
                         ---------      ------        ------     ---------      ------        ------

      Basic                $ .20      1,951,168      $390,400      $ .14      1,945,480      $273,700
      Effect of
       Stock options        (.01)        54,150             -       (.01)        97,861             -
                           --------------------------------------------------------------------------

      Diluted              $ .19      2,005,318      $390,400      $ .13      2,043,341      $273,700

                                                   For the six months ended:
                         ----------------------------------------------------------------------------
                                    April 27, 2002                          April 28, 2001
                         ------------------------------------    ------------------------------------
                          Income                       Net        Income                       Net
                         per share      Shares        Income     per share      Shares        Income
                         ---------      ------        ------     ---------      ------        ------

      Basic                $ .03      1,943,322      $ 61,700      $ .02      1,936,319      $ 31,000
      Effect of
       Stock options           -         54,150             -          -        111,681             -
                           --------------------------------------------------------------------------

      Diluted              $ .03      1,997,472      $ 61,700      $ .02      2,048,000      $ 31,000

      At April 27, 2002, there were 209,668 exercisable options outstanding, which were convertible into 209,668 common shares. There were 33,300 options excluded from the earnings per share calculation in both the three and six-month periods ended April 27, 2002, since their inclusion would have been antidilutive.

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

2.    Inventories

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:

                               April 27,      October 27,
                                 2002            2001
                               ---------      -----------

      Raw materials           $4,846,400      $5,734,300
      Work-in-process            696,300         855,800
      Finished goods             678,200         976,700
                              --------------------------
                              $6,220,900      $7,566,800
                              ==========================

      The Company has estimated the fiscal year-end 2002 inventory levels and the inflation/deflation that will occur during the fiscal year in determining their effect on the LIFO reserve at April 27, 2002. As a result, the Company anticipates a decrease in its LIFO valuation account as of October 26, 2002. Accordingly, the Company has recorded a decrease of $215,300, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 2002. During the first six months of 2001, the Company recorded, on a pro rata basis, an increase of $45,000 in the LIFO reserve. Inventories would have been $703,300 higher at April 27, 2002 and $918,600 higher as of October 27, 2001, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)


3.    Long-Term Debt

                                                       April 27, 2002    October 27, 2001
                                                       --------------    ----------------

      Term Loan with an interest rate of 6.46%,
       with repayment terms through April 2015.           $4,211,500        $4,313,400

      Term Loan with an interest rate of 6.46%,
       with repayment terms through April 2007.              303,500           328,800

      Term Loan with an interest rate of 8.50%,
       with repayment terms through December 2007.           416,900           446,100
                                                          ----------------------------

                                                           4,931,900         5,088,300
      Less current portion                                   328,900           317,900
                                                          ----------------------------

      Long term debt, net of current portion              $4,603,000        $4,770,400
                                                          ============================

4.    Property, Plant and Equipment

                                                        April 27, 2002    October 27, 2001
                                                        --------------    ----------------

      Land                                                $   921,500       $   921,500
      Building and building improvements                    5,647,100         5,630,200
      Furniture and fixtures                                  710,400           706,800
      Machinery, patterns and equipment                     4,980,400         4,853,800
      Transportation equipment                                 80,400            80,400
      Leasehold improvements                                   20,400            20,400
      Equipment under capital lease                           769,200           769,200
                                                          -----------------------------
                                                           13,129,400        12,982,300

      Less accumulated depreciation                         4,506,300         4,119,900
                                                          -----------------------------
                                                          $ 8,623,100       $ 8,862,400
                                                          =============================

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

5.    Split-Dollar Premiums

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

      At April 27, 2002 the Company had an unrealized accumulated loss of $400,900, net of taxes of $267,200, included in accumulated other comprehensive income.

6.    Taxes on Income

      Taxes on income for the three-months ended April 27, 2002 includes a $353,700 credit received for research and development expenditures. The credits relate to the years ended October 1996 through October 1998. The Company initially applied for these credits in the period ended October 2000. Such amounts were not recorded into income until the current period due to an audit being performed by the Internal Revenue Service (IRS). The Company took the position that income should not have been recognized until the IRS approved such refund credits. The IRS concluded its examination on March 14, 2002 without adjustments and accordingly the Company recorded $353,700 as income in the three months ended April 27, 2002.

7.    Major Customer

      The Company had sales to one major customer, which represented 26% and 33% of total sales for the three-months ended April 27, 2002 and April 28, 2001, respectively. Sales to this customer for the six months ended April 27, 2002 and April 28, 2001 were 23% and 28% of total sales. On April 19, 2002, the Company announced that its exclusive agreement with this customer would not be extended.

                Item 2 - Management's Discussion and Analysis
              Of Financial Condition and Results Of Operations

Forward Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. In addition to the historical information contained herein, the discussions contained in this document include statements that constitute forward-looking statements under the Safe Harbor provisions of the Private Securities Reform Act of 1995. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the inability to replace revenues and/or profits associated with the loss of the exclusive agreement with its largest customer; the unanticipated loss of a major supplier; the unanticipated required repayment in full of outstanding amounts under the Company's demand credit facility; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved.

Results of Operations -

Net sales decreased by $744,600, or 9%, during the second quarter of fiscal 2002 and decreased $3,506,100 or 22% for the first six months of fiscal 2002 as compared to the same periods in fiscal 2001. The decrease was attributable to general business conditions in the domestic recreational marine market, in particular, a decrease in unit volume resulting from decreased demand for new boats.

Gross profit decreased $25,600 or 1% during the second quarter and decreased $375,400 or 12% for the first six months of fiscal 2002 as compared to the same periods in fiscal 2001. As a percentage of net sales, gross profit was
23% during the second quarter of fiscal 2002 and 21% in fiscal 2001.   For
the six months ended April 27, 2002, gross profit was 22% compared to 19% for the same period ended April 28, 2001. The increase in gross profit margin was primarily attributable to the product mix, decreases in overhead costs and also the decrease in labor costs during the first quarter of fiscal 2002.

Operating expenses, which consist of selling, general and administrative expenses as well as research and development expenses, decreased $122,300 for the second quarter and decreased $255,900 in the first six months of fiscal 2002, as compared to the same periods in fiscal 2001. The reduction of operating expenses was primarily attributable to a decrease in the following areas: labor costs as a result of a reduction in personnel, supplies consumed in research and development activities, the utilization of outside consultants in engineering and commissions earned on the decreased sales volume

Net interest expense decreased $68,900 during the second quarter and decreased $141,800 for the first six months of fiscal 2002 as compared to the same periods in fiscal 2001. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs.

Other income in fiscal year 2002 is from a patent settlement awarded to the Company. Other income in fiscal 2001 is primarily from the gain on the sale of the property located in Avon, Massachusetts.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

During the second quarter ended April 27, 2002, the Company received $353,700 of research and development credits from the Department of the Treasury.

For the second quarter ended April 27, 2002, the Company reported net income of $390,400, compared to a net income of $273,700 for the same period in fiscal 2001. For the six months ended April 27, 2002, the Company reported net income of $61,700 as compared to net income of $31,000 for the six-months ended April 28, 2001. The increase in net income for the three and six month periods was from the combination of decreased interest expense and the reduction of income taxes offset partially by the gross profit lost from the decreased sales volume.

On April 19, 2002 the Company announced that its exclusive agreement with its largest customer would not be extended. The agreement will expire on June 30, 2002. The Company has anticipated the loss of this agreement and has undertaken certain cost reduction programs and will, if necessary, continue to reduce costs.

Liquidity and Capital Resources

During the first six months of fiscal 2002, net cash provided by operating activities was $1,369,300, compared to net cash used by operations of $602,000 for the first six months in fiscal 2001. The increase in cash provided by operating activities was primarily the result of reduced inventory levels and the timing of payments related to the split-dollar insurance arrangement partially offset by the increase in accounts receivable. The increase in cash was also due to the receipt of research and development credits and income tax refunds.

During the six months ended April 27, 2002, the Company purchased machinery and equipment of $147,100. The Company plans additional capital spending of $150,000 during the remainder of the fiscal year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the industrial revenue bond is a 15-year mortgage loan, with $4,211,500 outstanding at April 27, 2002. The loan agreement requires monthly payments of $40,000. The equipment portion of the industrial revenue bond is a 7-year term loan, with $303,500 outstanding at April 27, 2002. The term loan requires monthly payments of $5,900. The Company also has an additional 7-year equipment loan, with $416,900 outstanding at April 27, 2002. This loan agreement requires a monthly payment of $7,900.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation at April 27, 2002, the Company had approximately $4,836,100 available for borrowing. At April 27, 2002, the Company had $2,000,000 in outstanding borrowings under the Credit Agreement and approximately $99,200 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2002.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first six months of fiscal 2002.

 New Accounting Pronouncements

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

On August 16, 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard will apply to the Company effective October 27, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

On October 3, 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of Statement No. 144 will apply to the Company effective October 27, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended October 27, 2001 regarding this matter.

Part II.  Other Information

      Item 1  Legal Proceedings

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

              None to report

      Item 3  Default Upon Senior Securities

              None to report

      Item 4  Submissions of Matters to a Vote of Security Holders

              (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 4, 2002.

              (b)   Not applicable because:
                    (i) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934;
                    (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated March 8, 2002; and (iii) all such nominees were elected.

              (c)   The matter voted upon at the Meeting was as follows:
                    (i)   The election of a Class A director of the Company.

                    Gerald Bench

                    FOR                               1,740,373
                    WITHHOLD AUTHORITY                   68,257

              At the April 4, 2002 Annual Meeting, the Company withdrew its proposal to ratify the selection of KPMG LLP as the auditors for the fiscal 2002 fiscal year. The Board of Directors voted to replace KPMG LLP with the firm of Sansiveri, Kimball & McNamee, L.L.P.

      Item 5  Other Information

              None to report

      Item 6  Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    None to report

              (b)   Reports on Form 8-K

                    In a Current Report filed on Form 8-K dated April 9, 2002, the Company reported information pursuant to "Item
                    4. Changes in Registrant's Certifying Accountant" in connection with the decision to terminate the engagement with KPMG LLP as its independent auditor on April 2, 2002. As approved by the Board of Directors, the Company engaged Sansiveri, Kimball & McNamee, L.L.P. as its independent auditors, effective April 4, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WESTERBEKE CORPORATION
                                      (Registrant)


Dated  June 10, 2002                  /s/ John H. Westerbeke, Jr.
       -------------                      -------------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer


Dated  June 10, 2002                  /s/ Gregory Haidemenos
       -------------                      -------------------------------
                                          Gregory Haidemenos
                                          Principal Financial
                                          and Accounting Officer