Form 10-Q
period 2002-07-27
WESTERBEKE CORP
filed 2002-09-09
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:      July 27, 2002
                                           -------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

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

                        Yes  [X]            No  [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                  Class                         September 3, 2002
                  -----                         -----------------

      Common Stock, $.01 par value                  1,954,809

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                       Page

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets as
             of July 27, 2002 and
             October 27, 2001                                            4

            Consolidated Statements of
             Operations for the three
             months ended July 27, 2002
             and July 28, 2001                                           5

            Consolidated Statements of
             Operations for the nine
             months ended July 27, 2002
             and July 28, 2001                                           6

            Consolidated Statements of
             Comprehensive Income for the
             three and nine months ended July
             27, 2002 and July 28, 2001,
             respectively                                                7

            Consolidated Statements of
             Cash Flows for the nine
             months ended July 27, 2002
             and July 28, 2001                                           8

            Notes to Consolidated
             Financial Statements                                     9-13

      Item 2 -

            Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                               14-17

      Item 3 -

            Quantitative and Qualitative Disclosures
             About Market Risk                                          18

      Item 4 -

            Controls and Procedures                                     18

                                  Continued

                                    Index

Part II - Other Information                                          19-20

Signatures                                                              21

Certifications                                                       22-26

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                    July 27,        October 27,
                                                                      2002             2001
                                                                    --------        -----------
                                                                   (Unaudited)        Audited

ASSETS

Current assets:
  Cash and cash equivalents                                        $   776,300      $    40,300
  Accounts receivable, net of allowance for doubtful accounts
   of $115,000 at July 27, 2002 and October 27, 2001                 2,541,000        2,131,800
  Inventories (Note 2)                                               4,617,400        7,566,800
  Prepaid expenses and other assets                                    547,200          397,500
  Prepaid income taxes                                                   8,500          354,700
  Deferred income taxes                                                844,200          844,200
                                                                   -----------      -----------
      Total current assets                                           9,334,600       11,335,300
                                                                   -----------      -----------

Property, plant and equipment, net (Note 4)                          8,508,900        8,862,400
Split dollar premiums (Note 5)                                       1,013,200        1,237,000
Other assets, net                                                      175,300          190,200
Investments in marketable securities                                   108,400          109,200
Note receivable - related party                                         41,300           56,200
Deferred income taxes                                                  182,600           87,400
                                                                   -----------      -----------
                                                                   $19,364,300      $21,877,700
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 3)                       $   334,100      $   317,900
  Revolving demand note payable                                              -        2,500,000
  Accounts payable                                                   2,078,300        2,164,300
  Accrued expenses and other liabilities                               537,800          545,200
                                                                   -----------      -----------
      Total current liabilities                                      2,950,200        5,527,400
                                                                   -----------      -----------

Long-term debt, net of current portion (Note 3)                      4,522,700        4,770,400
                                                                   -----------      -----------
      Total liabilities                                              7,472,900       10,297,800
                                                                   -----------      -----------

Stockholders' equity:
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,244,682 at July 27, 2002 and 2,225,328 at
   October 27, 2001                                                     22,400           22,300
  Additional paid-in-capital                                         6,126,700        6,105,100
  Accumulated other comprehensive loss                                (502,500)        (359,800)
  Retained earnings                                                  7,052,100        6,619,600
                                                                   -----------      -----------
                                                                    12,698,700       12,387,200
  Less - Treasury shares at cost, 289,873 shares at July 27,
   2002 and October 27, 2001                                           807,300          807,300
                                                                   -----------      -----------
      Total stockholders' equity                                    11,891,400       11,579,900
                                                                   -----------      -----------
                                                                   $19,364,300      $21,877,700
                                                                   ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                    --------------------------
                                                     July 27,        July 28,
                                                       2002            2001
                                                     --------        --------
                                                            (Unaudited)

Net sales                                           $7,783,900      $6,760,500

Cost of sales                                        5,953,000       5,128,900
                                                    ----------      ----------

  Gross profit                                       1,830,900       1,631,600

Selling, general and administrative expense            936,400       1,015,300

Research and development expense                       254,000         358,700
                                                    ----------      ----------

  Income from operations                               640,500         257,600
                                                    ----------      ----------

Other income (expense):

  Interest expense, net                                (89,100)       (137,600)

  Other income                                               -          18,500
                                                    ----------      ----------

      Other income (expense), net                      (89,100)       (119,100)
                                                    ----------      ----------

Income before income taxes                             551,400         138,500

Provision for income taxes (Note 6)                    180,600          55,400
                                                    ----------      ----------

Net income                                          $  370,800      $   83,100
                                                    ==========      ==========

Income per common share, basic                      $      .19      $      .04
                                                    ==========      ==========

Income per common share, diluted                    $      .19      $      .04
                                                    ==========      ==========

Weighted average common shares, basic                1,954,809       1,946,281
                                                    ==========      ==========

Weighted average common shares, diluted              1,989,227       2,038,141
                                                    ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended
                                                    --------------------------
                                                     July 27,         July 28,
                                                       2002             2001
                                                     --------         --------
                                                            (Unaudited)

Net sales                                           $19,887,000      $22,369,700

Cost of sales                                        15,394,200       17,700,800
                                                    -----------      -----------

  Gross profit                                        4,492,800        4,668,900

Selling, general and administrative expense           3,268,300        3,431,000

Research and development expense                        841,200        1,118,000
                                                    -----------      -----------

  Income from operations                                383,300          119,900
                                                    -----------      -----------

Other income (expense):

  Interest expense, net                                (301,900)        (492,200)

  Gain on sale of facility                                    -          552,800

  Other income (expense)                                 50,000            9,700
                                                    -----------      -----------

      Other income (expense), net                      (251,900)          70,300
                                                    -----------      -----------

Income before income taxes                              131,400          190,200

Provision for income taxes (benefit) (Note 6)          (301,100)          76,100
                                                    -----------      -----------

Net income                                          $   432,500      $   114,100
                                                    ===========      ===========

Income per common share, basic                      $       .22      $       .06
                                                    ===========      ===========

Income per common share, diluted                    $       .22      $       .06
                                                    ===========      ===========

Weighted average common shares, basic                 1,947,151        1,939,793
                                                    ===========      ===========

Weighted average common shares, diluted               1,981,569        2,046,008
                                                    ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   Three Months Ended
                                                              ------------------------------
                                                              July 27, 2002    July 28, 2001
                                                              -------------    -------------
                                                                       (Unaudited)

Net income                                                      $ 370,800        $  83,100
Unrealized losses on marketable securities, net of income
 taxes of $75,200 at July 27, 2002 and $25,900 at
 July 28, 2001                                                   (112,600)         (38,800)
                                                                ---------        ---------
Comprehensive income                                            $ 258,200        $  44,300
                                                                =========        =========

                                                                    Nine Months Ended
                                                              ------------------------------
                                                              July 27, 2002    July 28, 2001
                                                              -------------    -------------
                                                                       (Unaudited)

Net income                                                      $ 432,500        $ 114,100
Unrealized losses on marketable securities, net of income
 taxes of $95,200 at July 27, 2002 and $180,400 at
 July 28, 2001                                                   (142,700)        (270,600)
                                                                ---------        ---------
Comprehensive income (loss)                                     $ 289,800        $(156,500)
                                                                =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                       ----------------------------
                                                         July 27,         July 28,
                                                           2002             2001
                                                         --------         --------
                                                                (Unaudited)

Cash flows from operating activities:
Net income                                             $   432,500      $   114,100
  Reconciliation of net income to net cash
   provided by operating activities:
    Depreciation and amortization                          584,300          589,400
    Gain on disposal of fixed assets                             -         (554,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                 (409,200)         (85,800)
      Inventories                                        2,949,400          604,300
      Prepaid expenses and other assets                   (149,700)          60,100
      Split-dollar premiums                                      -         (200,000)
      Other assets                                               -          345,800
      Accounts payable                                     (86,000)        (527,100)
      Accrued expenses and other liabilities                (7,400)         (18,700)
      Deferred compensation                                      -         (345,800)
      Prepaid income taxes                                 346,200           86,400
                                                       -----------      -----------
Net cash provided by operating activities                3,660,100           68,700
                                                       -----------      -----------

Cash flows used in investing activities:
  Purchase of property, plant and equipment               (215,900)      (1,319,900)
  Proceeds from sale of fixed assets                             -        1,241,200
  Purchase of marketable securities                        (13,300)          (4,800)
  Proceeds from payment of note receivable -
   related party                                            14,900           13,800
                                                       -----------      -----------
Net cash used in investing activities                     (214,300)         (69,700)
                                                       -----------      -----------

Cash flows from financing activities:
  Exercise of stock options                                 21,700           46,300
  Net repayments under revolving demand note            (2,500,000)        (648,000)
  Proceeds from Massachusetts Development
   Finance Agency                                                -          500,000
  Purchase of treasury stock                                     -          (24,600)
  Principal payments on long-term debt and
   capital leases                                         (231,500)        (250,900)
                                                       -----------      -----------
Net cash used in financing activities                   (2,709,800)        (377,200)
                                                       -----------      -----------

Increase (decrease) in cash and cash equivalents           736,000         (378,200)
Cash and cash equivalents, beginning of period              40,300          421,100
                                                       -----------      -----------
Cash and cash equivalents, end of period               $   776,300      $    42,900
                                                       ===========      ===========

Supplemental cash flow disclosures:
  Interest paid                                        $   115,000      $   483,400
  Income taxes paid                                    $         -      $    10,000
Supplemental disclosures of non-cash items:
  Decrease in unrealized gains on marketable
   securities, net of income taxes                     $     8,400      $       600
  Unrealized loss in split-dollar life insurance
   investments, net of income taxes                    $   134,300      $   270,000

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:

      A.    Financial Statements

The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of July 27, 2002, and the results of their operations and their cash flows, for the three and nine-month periods then ended, have been included.

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

                                            For the three months ended:
                     ------------------------------------------------------------------------
                                July 27, 2002                          July 28, 2001
                     ---------------------------------      ---------------------------------
                      Income                     Net         Income                     Net
                     per share      Shares      Income      per share      Shares      Income
                     ---------      ------      ------      ---------      ------      ------

Basic                  $.19       1,954,809     $370,800      $.04       1,946,281     $83,100

Effect of
 Stock options            -          34,418            -         -          91,860           -
                       ----       ---------     --------      ----       ---------     -------

Diluted                $.19       1,989,227     $370,800      $.04       2,038,141     $83,100

                                             For the nine months ended:
                     ------------------------------------------------------------------------
                                July 27, 2002                          July 28, 2001
                     ---------------------------------      ---------------------------------
                      Income                     Net         Income                     Net
                     per share      Shares      Income      per share      Shares      Income
                     ---------      ------      ------      ---------      ------      ------

Basic                  $.22       1,947,151     $432,500      $.06       1,939,793     $114,100

Effect of
 Stock options            -          34,418            -         -         106,215            -
                       ----       ---------     --------      ----       ---------     --------

Diluted                $.22       1,981,569     $432,500      $.06       2,046,008     $114,100

At July 27, 2002, there were 183,300 exercisable options outstanding, which were convertible into 183,300 common shares. There were 33,300 options excluded from the earnings per share calculation in both the three and nine-month periods ended July 27, 2002, since their inclusion would have been antidilutive.

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

2.    Inventories

The Company uses the last-in, first-out (LIFO) method to value inventory.

Inventories are comprised of the following:

                               July 27,       October 27,
                                 2002            2001
                               --------       -----------

      Raw materials           $3,457,000      $5,734,300
      Work-in-process            695,800         855,800
      Finished goods             464,600         976,700
                              ----------      ----------
                              $4,617,400      $7,566,800
                              ==========      ==========

The Company has estimated the fiscal year-end 2002 inventory levels and the inflation/deflation that will occur during the fiscal year in determining their effect on the LIFO reserve at July 27, 2002. As a result, the Company anticipates a decrease in its LIFO valuation account as of October 26, 2002. Accordingly, the Company has recorded a decrease of $192,800, on a pro rata basis, in the LIFO reserve during the first nine months of fiscal 2002. During the first nine months of 2001, the Company recorded, on a pro rata basis, an increase of $67,500 in the LIFO reserve. Inventories would have been $725,800 higher at July 27, 2002 and $918,600 higher as of October 27, 2001, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

3.    Long-Term Debt

                                                     July 27, 2002      October 27, 2001
                                                     -------------      ----------------

Term Loan with an interest rate of 6.46%,
 with repayment terms through April 2015.              $4,159,400          $4,313,400

Term Loan with an interest rate of 6.46%,
 with repayment terms through April 2007.                 290,500             328,800

Term Loan with an interest rate of 8.50%,
 with repayment terms through December 2007.              406,900             446,100
                                                       ----------          ----------

                                                        4,856,800           5,088,300
Less current portion                                      334,100             317,900
                                                       ----------          ----------

Long term debt, net of current portion                 $4,522,700          $4,770,400
                                                       ==========          ==========

4.    Property, Plant and Equipment

                                                     July 27, 2002      October 27, 2001
                                                     -------------      ----------------

Land                                                   $   921,500         $   921,500
Building and building improvements                       5,658,300           5,630,200
Furniture and fixtures                                     711,300             706,800
Machinery, patterns and equipment                        5,037,200           4,853,800
Transportation equipment                                    80,400              80,400
Leasehold improvements                                      20,400              20,400
Equipment under capital lease                              769,200             769,200
                                                       -----------         -----------

                                                        13,198,300          12,982,300
Less accumulated depreciation                            4,689,400           4,119,900
                                                       -----------         -----------
                                                       $ 8,508,900         $ 8,862,400
                                                       ===========         ===========

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

At July 27, 2002 the Company had an unrealized accumulated loss of $513,800, net of taxes of $342,600, included in accumulated other comprehensive income.

6.    Taxes on Income

Taxes on income for the nine-months ended July 27, 2002 includes a $353,700 credit received for research and development expenditures. The credits relate to the years ended October 1996 through October 1998. The Company initially applied for these credits in the period ended October 2000. Such amounts were not recorded into income due to an audit being performed by the Internal Revenue Service (IRS). The Company took the position that income should not have been recognized until the IRS approved such refund credits. The IRS concluded its examination on March 14, 2002 without adjustments and, accordingly, the Company recorded $353,700 as income in the three months ended April 27, 2002.

7.    Major Customer

The Company had sales to one major customer, which represented 19% and 25% of total sales for the three-months ended July 27, 2002 and July 28, 2001, respectively. Sales to this customer for the nine months ended July 27, 2002 and July 28, 2001 were 21% and 27% of total sales. On April 19, 2002, the Company announced that its exclusive agreement with this customer would not be extended. The agreement expired on June 30, 2002.

8.    Subsequent Event

As previously announced, on August 29, 2002 the Federal Court of Appeals for the Second Circuit reversed the decision of the Federal District Court for the Southern District of New York, which had previously vacated the $4.2 million damages award granted to the Company in its arbitration against Daihatsu Motor Company, Ltd. ("Daihatsu"). The Court of Appeals has remanded the case to the District Court with instructions for the District Court to confirm the arbitration award in favor of the Company. Nevertheless, the Company is unable to predict when, if ever, it will receive payment of the award, and there can be no assurance that Daihatsu will not continue to defend enforcement of the award. Therefore, the Company will not record any recovery until received.

Item 2 - Management's Discussion and Analysis
Of Financial Condition and Results Of Operations

Forward Looking Information

This Quarterly Report on Form 10-Q contains forward-looking information about the Company. In addition to the historical information contained herein, the discussions contained in this document include statements that constitute forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the Company's expected cash flow from operations and borrowings under the Credit Agreement, its listing on Nasdaq and its success in recovering awarded damages in pending litigation. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the inability to replace revenues and/or profits associated with the loss of the exclusive agreement with its largest customer; the unanticipated loss of a major supplier; the unanticipated required repayment in full of outstanding amounts under the Company's demand credit facility; changes in laws and regulations applicable to the Company; the impact of pending or threatened litigation; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; general economic and business conditions; financial market volatility; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved and the forward-looking statements contained herein should not be relied upon as predictions of future results. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations -

Net sales increased by $1,023,400, or 15%, during the third quarter of fiscal 2002 and decreased $2,482,700 or 11% for the first nine months of fiscal 2002 as compared to the same periods in fiscal 2001. The increase in the third quarter of fiscal 2002 was primarily the result of an increase in demand for the Company's products. The increase in the three months ended July 27, 2002 does not offset the decrease the Company realized in the first six months which was attributable to general business conditions in the domestic recreational marine market, in particular, a decrease in unit volume resulting from decreased demand for new boats.

Gross profit increased $199,300 or 12% during the third quarter and decreased $176,100 or 4% for the first nine months of fiscal 2002 as compared to the same periods in fiscal 2001. As a percentage of net sales, gross profit was 24% during the third quarters of both fiscal years 2002
and 2001.   For the nine months ended July 27, 2002, gross profit was 23%
compared to 21% for the same period ended July 28, 2001. The increase in gross profit margin was primarily attributable to the product mix, decreases in overhead costs and also the decrease in labor costs during the first quarter of fiscal 2002.

Operating expenses, which consist of selling, general and administrative expenses as well as research and development expenses, decreased $183,600 for the third quarter and decreased $439,500 in the first nine months of fiscal 2002, as compared to the same periods in fiscal 2001. The reduction of operating expenses was primarily attributable to a decrease in the following areas: labor costs as a result of a reduction in personnel, supplies consumed in research and development activities, the utilization of outside consultants in engineering and commissions earned on the decreased sales volume.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

Net interest expense decreased $48,500 during the third quarter and decreased $190,300 for the first nine months of fiscal 2002 as compared to the same periods in fiscal 2001. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs.

During the second quarter ended April 27, 2002, the Company received $353,700 of research and development credits from the U.S. Department of the Treasury.

For the third quarter ended July 27, 2002, the Company reported net income of $370,800, compared to net income of $83,100 for the same period in fiscal 2001. For the nine months ended July 27, 2002, the Company reported net income of $432,500 as compared to net income of 114,100 for the nine-months ended July 28, 2001. The increase in net income for the three and nine month periods was from the combination of decreased interest expense, operating expenses and the reduction of income taxes offset partially by the gross profit lost from the decreased sales volume.

On April 19, 2002 the Company announced that its exclusive agreement with its largest customer would not be extended. The agreement expired on June 30, 2002. The Company had anticipated the loss of this agreement and has undertaken certain cost reduction programs.

Liquidity and Capital Resources

During the first nine months of fiscal 2002, net cash provided by operating activities was $3,660,100, compared to net cash provided by operations of $68,700 for the first nine months in fiscal 2001. The increase in cash provided by operating activities was primarily the result of reduced inventory levels and the timing of payments related to the split-dollar insurance arrangement partially offset by the increase in accounts receivable. The increase in cash was also due to the receipt of research and development credits and income tax refunds.

During the nine months ended July 27, 2002, the Company purchased machinery and equipment of $215,900. The Company plans additional capital spending of $100,000 during the remainder of the fiscal year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the industrial revenue bond is a 15-year mortgage loan, with $4,159,400 outstanding at July 27, 2002. The loan agreement requires monthly payments of $40,000. The equipment portion of the industrial revenue bond is a 7-year term loan, with $290,500 outstanding at July 27, 2002. The term loan requires monthly payments of $5,900. The Company also has an additional 7-year equipment loan, with $406,900 outstanding at July 27, 2002. This loan agreement requires a monthly payment of $7,900.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation at July 27, 2002, the Company had approximately $3,720,600 available for borrowing. At July 27, 2002, the Company had no outstanding borrowings under the Credit Agreement and approximately $123,200 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2002.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first nine months of fiscal 2002.

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

                    WESTERBEKE CORPORATION AND SUBSIDIARY

discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of Statement No. 144 will apply to the Company effective October 27, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

In June 2002, FASB issued Statement No. 146, "Accounting for Costs associated with Exit or Disposal Activities". The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective December 31, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended October 27, 2001 regarding this matter.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-Q, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Part II.  Other Information

      Item 1  Legal Proceedings

      As previously announced, on August 29, 2002 the Federal Court of Appeals for the Second Circuit reversed the decision of the Federal District Court for the Southern District of New York, which had previously vacated the $4.2 million damages award granted to the Company in its arbitration against Daihatsu Motor Company, Ltd. ("Daihatsu"). The Court of Appeals has remanded the case to the District Court with instructions for the District Court to confirm the arbitration award in favor of the Company. Nevertheless, the Company is unable to predict when, if ever, it will receive payment of the award, and there can be no assurance that Daihatsu will not continue to defend enforcement of the award. Therefore, the Company will not record any recovery until received.

      Item 2  Changes in Securities

      None to report

      Item 3  Default Upon Senior Securities

      None to report

      Item 4  Submissions of Matters to a Vote of Security Holders

      None to report

      Item 5  Other Information

      (a)   Possible Nasdaq Delisting

            On August 29, 2002, the Company received a notice from the Nasdaq Stock Market regarding the listing of its common stock. The notice asserted that the Company's common stock has not maintained, for the last 30 consecutive trading days, a minimum market value of publicly held shares of $1,000,000, as required by NASD Marketplace Rule 4310(c)(7). The Company was provided a 90 calendar day "grace period" to regain compliance with the minimum market value requirement, which period expires on November 27, 2002. In order to comply with the applicable Rule, the market value of the Company's publicly held shares must be at least $1,000,000 for a minimum of 10 consecutive trading days during the grace period. If compliance with the applicable Rule cannot be demonstrated by the end of the grace period, the notice indicated that the Company would receive a delisting notice from Nasdaq. There can be no assurance that the Company will be able to comply with the applicable Rule in a timely fashion, or that the Company will not be delisted by Nasdaq.

      (b)   Split-Dollar Life Insurance Agreement

            The Company has a split-dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with such agreement.

      Item 6  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit Index

      (b)   Reports on Form 8-K

            None to report

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  September 9, 2002               /s/ John H. Westerbeke, Jr.
       -----------------                   ------------------------------
                                           John H. Westerbeke, Jr.
                                           Chairman of the Board,
                                           President and Principal
                                           Executive Officer


Dated  September 9, 2002               /s/ Gregory Haidemenos
       -----------------                   ------------------------------
                                           Gregory Haidemenos
                                           Principal Financial
                                           and Accounting Officer

                               CERTIFICATIONS

I, John H. Westerbeke, Jr., Chairman of the Board, President and Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Westerbeke
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 9, 2002


                                       /s/ John H. Westerbeke, Jr.
                                           ------------------------------
                                           John H. Westerbeke, Jr.
                                           Principal Executive Officer

I, Gregory Haidemenos, Chief Financial Officer and Treasurer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Westerbeke
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 9, 2002

                                       /s/ Gregory Haidemenos
                                           ------------------------------
                                           Gregory Haidemenos
                                           Principal Financial Officer

                                EXHIBIT INDEX

Exhibit      Description
-------      -----------
99.1         Certification of Chief Executive Officer pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002
99.2         Certification of Chief Financial Officer pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002