Form 10-K
period 2002-10-26
WESTERBEKE CORP
filed 2003-01-24
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 26, 2002

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________  to ____________

                       Commission file number 0-15046
                                              -------

                           WESTERBEKE CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                 041925880
---------------------------------------      ---------------------------
   (State or other jurisdiction of           (I.R.S. Identification No.)
Employer incorporation or organization)

    Myles Standish Industrial Park
     Taunton, Massachusetts 02780                       02780
----------------------------------------             ----------
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

      Aggregate market value as of January 6, 2003              $1,685,100

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 6, 2003        1,954,809
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

Products
--------

      The Company's marine engine product line consists of 26 models of electrical generator sets, 22 models of inboard propulsion engines, and associated spare parts and accessories. The Company also offers 9 models of non-marine generator sets.

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

      The Company's propulsion engines are inboard engines, generally installed as auxiliary power systems for sailboats. The Company's propulsion engines are water-cooled and range from one to six cylinders and from 7 to 170 horsepower. Management believes that more than 90% of the propulsion engines produced by the Company are installed in sailboats of up to 50 feet in length. The Company's higher horsepower propulsion engines are also installed in powerboats of up to approximately 30 feet in length such as fishing boats, cruisers and workboats.

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

      At this time, all of the Company's products, which are subject to these emissions regulations, comply with the regulations. Achieving and maintaining this compliance has been accomplished through significant design and development expense. The emission standards established by the regulations will become broader in scope and more stringent regarding emissions levels each year. As a result, research and development expenditures for emissions compliance will continue at a significant level for the foreseeable future. Additionally, if at any time the Company cannot effect the required modifications of its products to meet the required emissions levels within the time frame allowed, the Company could be materially adversely affected.

Design and Development
----------------------

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's eleven-person product engineering department, is spent in this area. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more lightweight versions of existing models. In fiscal 2002, the product-engineering department focused principally on the modernization of the Company's existing product line and modifications, which the Company believes will be required as a result of the emissions standards discussed above. In addition, the Company expanded its engine product line by developing generator sets with different kilowattage than its existing models. The Company intends to introduce upgraded and new models as and when developed.

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

      For the three fiscal years ended October 2002, the Company incurred expenses of approximately $4,045,800 for design and development activities as follows: 2002 - $1,098,500, 2001 - $1,445,800 and 2000 - $1,501,500.
All these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply
-----------------------------------

      The Company's manufacturing activities are conducted in an approximately 110,000 square foot facility owned by the Company. See "Item 2 - Properties" below. The Company has approximately 46 persons employed in various manufacturing and assembly functions. See "Employees" below.

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

      The Company purchases "long block" engines from eight foreign manufacturers. The Company currently purchases all of its requirements of "long block" engines on a purchase order basis rather than pursuant to long-term supply agreements. In certain cases, the Company has an agreement with its "long block" engine manufacturers to supply these component parts exclusively to the Company for marine products of the type produced by the Company. Orders for "long block" engines are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although fluctuations in the dollar exchange rate have had and will continue to have an effect on the cost of the Company's raw materials. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the purchase of "long block" engines on a purchase order basis has become the more common industry practice. Interruption of the supply of "long block" engines would have a material adverse effect on the Company if the time to develop new sources of supply and replacement products is longer than the time it takes to exhaust the Company's inventory of existing "long block" engines. In addition, the Company does not have long-term supply agreements with other manufacturers of other component parts or peripheral equipment. The Company believes that it can obtain these parts and equipment from a variety of sources on commercially reasonable terms. However, the disruption of its supply of these parts, equipment or "long block" engines would have a material adverse effect on the Company's operations.

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

      The Company's quality control systems and procedures include the testing of each fully assembled generator set and propulsion engine at increasing loads up to full operating capacity to verify performance and safety features. The checklist includes testing wiring and electrical systems, all connections and fittings, fuel and oil systems, the fresh water-cooling system and safety shutdown features. In the case of the Company's generator sets, output current, voltage and frequency are also tested. The results of the tests are recorded, and quality assurance personnel approve each product before it leaves the testing area.

      In line with its policy of updating and improving its manufacturing operations, the Company utilizes a computerized manufacturing management system, which integrates the Company's inventory control, sales and financial functions with its manufacturing operations.

Marketing and Sales
-------------------

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through a sales representative and to distributors. In addition, the Company's sales management and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEMs). Direct sales by the Company to OEMs accounted for approximately 30%, 43%, and 47% of total sales for the fiscal years ended October 2002, 2001 and 2000, respectively. The Company announced on April 19, 2002 that its exclusive agreement with its largest OEM customer would not be extended. This agreement expired on June 30, 2002. Sales to this OEM customer accounted for approximately 16.2%, 26.4% and 25.8% of total sales for the fiscal years ended October 26, 2002, October 27, 2001 and October 21, 2000, respectively. The reduction in sales to OEMs as a percentage of total sales in fiscal 2002 was attributable to the loss of this customer.

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

      The Company's distributor network consists of 10 domestic and 57 foreign distributors. The Company's domestic distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. The 57 foreign distributors service 70 countries worldwide and 14 islands in the Caribbean. Of the 57 foreign distributors, 25 are located in Europe, the Mid-East and Scandinavia, 12 in South, Central and North America, 9 in the Far East, 7 in the Caribbean, and the remainder in Southern Africa, Australia and New Zealand. Each distributor operates in a specified region under a distribution agreement with the Company, which assigns to the distributor the nonexclusive responsibility for sales and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products that compete with the Company's products.

      Sales to international customers totaled $2,687,800 (10.5% of net sales), $2,523,000 (8.8% of net sales) and $2,849,400 (8.3% of net sales)
for the fiscal years ended October 2002, 2001 and 2000, respectively.  See
Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

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

      The Company markets the Westerbeke(R), Universal(R) and Rotary Aire(R) names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Passage Maker, Boating, Sail, Power & Motor Yacht and Marlin. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings and sponsorship of exhibits at boat shows. During the fiscal years ended October 2002, 2001 and 2000, the Company incurred advertising and promotional expenses of $640,700, $668,500, and $684,600, respectively.
See Note 1 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data."

      For the fiscal year ended October 26, 2002, sales to Marysville
Marine Distributors, Inc., Sea Ray Boats, Inc. and Hansen Marine Distributors, Inc., accounted for approximately 20.3%, 16.2% and 11.6%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary
Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company. The
Company announced on April 19, 2002 that its exclusive agreement with its largest OEM customer would not be extended. This agreement expired on June 30, 2002. Sales to this OEM customer accounted for approximately 16.2%, 26.4% and 25.8% of total sales for the fiscal years ended October 26, 2002, October 27, 2001 and October 21, 2000, respectively.

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

Employees
---------

      At December 20, 2002, the Company had 79 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:


Name                        Position with the Company       Age
----                        -------------------------       ---

John H. Westerbeke, Jr.     Chairman, President and         62
                            Director (Class C)

Gregory Haidemenos          Principal Financial Officer     39

Gerald Bench                Director (Class A)              61

Thomas M. Haythe            Director (Class B)              63

James W. Storey             Director (Class B)              68

      John H. Westerbeke, Jr. has been President and a director of the Company since 1976. In June 1986, Mr. Westerbeke assumed the additional position of Chairman of the Company. Mr. Westerbeke has served in various managerial capacities since joining the Company in 1966.

      Gregory Haidemenos has been with the Company since 1996. From December 1995 to September 1996, Mr. Haidemenos was an independent consultant for Stanley Bostitch, a manufacturer of office and industrial products. From August 1989 to December 1995, Mr. Haidemenos was the Controller of Streetcars, Inc., a manufacturer of men's footwear.

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

      Thomas M. Haythe has been a director of the Company since June 1986. Mr. Haythe has been a business and legal consultant since February 2000. From 1982 to January 2000, Mr. Haythe was a partner of the law firm of Haythe & Curley (renamed Torys in 2000). Mr. Haythe is also a director of Ramsay Youth Services, Inc. (provider of youth and educational services).

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

ITEM 2.  PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Taunton, Massachusetts in an approximately 110,000 square foot facility owned by the Company. The lease on the warehouse space located in Avon, Massachusetts expired during fiscal 2002. Annual warehouse rent was approximately $78,700 in fiscal 2002 and $151,800 in fiscal 2001. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS.

      As previously announced, the award of damages in the Company's arbitration against Daihatsu Motor Company, LTD for breach of contract and other claims has been received and recorded as Other Income in the accompanying financial statements. The net amount included in Other Income is $4,433,900, which includes interest accrued on the award of $713,200 and legal fees of $481,600. See Note 10 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In addition, from time to time, the Company is party to certain claims, suits and complaints that arise in the ordinary course of business. Currently, there are no such claims, suits or complaints, which, in the opinion of management, would have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 6, 2003, there were approximately 319 shareholders of record. The following table sets forth the range of high and low sales prices per share of the Company's Common Stock from October 22, 2000 through October 26, 2002, on the NASDAQ.


                                          Common Stock Prices
                                            High       Low
                                            ----       ---

FISCAL 2001
  First Quarter (October 22, 2000 to
   January 27, 2001)                       $3.125     $2.500

  Second Quarter (January 28, 2001 to
   April 28, 2001)                          3.000      2.000

  Third Quarter (April 29, 2001 to
   July 28, 2001)                           2.250      2.050

  Fourth Quarter (July 29, 2001 to
   October 27, 2001)                        2.450      1.800

FISCAL 2002
  First Quarter (October 28, 2001 to
   January 26, 2002)                       $2.010     $1.310

  Second Quarter (January 27, 2002 to
   April 27, 2002)                          1.950      1.450

  Third Quarter (April 28, 2002 to
   July 27, 2002)                           1.500      1.070

  Fourth Quarter (July 28, 2002 to
   October 26, 2002)                        1.790      1.050

      On January 6, 2003, the last high and low sales prices for the Company's Common Stock were $2.00 and $1.78, respectively.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

               Five-Year Comparison of Selected Financial Data


                                       October 26,    October 27,    October 21,    October 23,    October 24,
                                          2002           2001           2000           1999           1998
                                       -----------    -----------    -----------    -----------    -----------

For the Year:                                        (In thousands, except for per share amount)

Net sales                                $25,526        $28,694        $34,528        $29,114        $26,202
Gross profit                               5,559          6,461          7,752          6,563          5,966
Selling, general and administrative
 Expense                                   4,996          4,436          5,756          4,359          3,684
Research and development expense           1,098          1,446          1,501          1,365          1,181

Income (loss) from operations               (535)         1,132            494            839          1,100
Interest income (expense)                   (378)          (618)          (172)            60            (10)

Other income (expense)                     4,444             10           (189)           387              -

Net income                                 2,886            319            228            796            644


Net income per share, diluted*              1.45           0.16           0.11           0.39           0.31

At end of year:
Total assets                             $23,090        $21,878        $24,839        $15,384        $14,670
Working capital                            9,029          5,808          5,537          7,616          5,650
Long-term liabilities                      4,430          4,770          5,030            647            893
Stockholders' equity                      14,379         11,580         11,627         11,381         10,719

*     See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Information
---------------------------

This Annual Report on Form 10-K contains forward-looking information about the Company. In addition to the historical information contained herein, the discussions in this document include statements that constitute forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the Company's expected cash flow from operations and borrowings under the Credit Agreement, and its listing on Nasdaq. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the inability to replace revenues and/or profits associated with the loss of the exclusive agreement with its largest customer; the unanticipated loss of a major supplier; the unanticipated required repayment in full of outstanding amounts under the Company's demand credit facility; changes in laws and regulations applicable to the Company; the impact of pending or threatened litigation; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; general economic and business conditions; financial market volatility; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Management believes these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Accordingly, there can be no assurances that any anticipated future results will be achieved and the forward-looking statements contained herein should not be relied upon as predictions of future results. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

The following table sets forth, for the years indicated, the percentages which the following items in the Consolidated Statements of Operations bear to Net Sales.


                                                       Years Ended
                                        -----------------------------------------
                                        October 26,    October 27,    October 21,
                                           2002           2001           2000
                                        -----------    -----------    -----------

Net sales                                  100.0%         100.0%         100.0%

Gross profit                                21.8           22.5           22.5

Selling, general and administrative
 expense                                    19.6           15.5           16.7

Research and development expense             4.3            5.0            4.3

Income (loss) from operations               (2.1)           3.9            1.4

Interest income (expense), net              (1.5)          (2.2)          (0.5)

Other income (expense)                      17.4              -           (0.5)

Provision for income (benefit) taxes         2.5            0.7           (0.3)

Net income                                  11.3            1.1            0.7

Fiscal 2002 compared to Fiscal 2001
-----------------------------------

Net sales decreased $3,168,500 or 11.0% in fiscal 2002 as compared to fiscal 2001. The decrease in net sales was attributable to general business conditions in the domestic recreational marine market and, in particular, a decrease in unit volume resulting from deceased demand for new boats. In addition, as previously announced, the Company's exclusive agreement with its largest customer was not extended. The agreement expired June 30, 2002. International sales were $2,687,800 in 2002, representing 10.5% of net sales, as compared to $2,523,000 in 2001 or 8.8% of net sales.

Gross profit decreased $902,500 or 14.0% in fiscal 2002 as compared to fiscal 2001. Gross profit as a percentage of sales was 21.8% in fiscal 2002 and 22.5% in fiscal 2001.

Selling, general and administrative expense increased $559,800 or 12.6% in fiscal 2002 as compared to fiscal 2001. The increase was primarily the result of increases in warranty costs, service costs related to the defined benefit plan and bonuses paid to employees.

Research and development expense decreased $347,300 or 24.0% in fiscal 2002 as compared to fiscal 2001. The decrease in research and development expenses was primarily attributable to a decrease in the utilization of outside consultants and also a reduction in software maintenance costs.

Net interest expense was $378,000 in fiscal 2002 as compared to $618,200 in fiscal 2001. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs.

Other income in fiscal 2002 is primarily from the receipt and recognition of the arbitration award against one of the Company's former suppliers. The amount included in other income from the arbitration award is $4,433,900, which includes interest accrued on the award of $713,200 and legal fees of $481,600.

The Company's net income was $2,886,000 in fiscal 2002 as compared to $318,800 in fiscal 2001. The increase in net income was attributable to the following: the receipt and recognition of the arbitration award against one of the Company's former suppliers, the decrease in interest expense, the reduction of income taxes resulting from the receipt of research and developments credits and the decrease in research and development expenses offset partially by the gross profit lost as a result of the decreased sales volume and the increase in selling, general and administrative expenses.

Fiscal 2001 compared to Fiscal 2000
-----------------------------------

Net sales decreased $5,834,200 or 16.9% in fiscal 2001 as compared to fiscal 2000. The decrease in net sales was attributable to general business conditions in the domestic recreational marine market and, in particular, deceased demand for new boats. International sales were $2,523,000 in 2001, representing 8.8% of net sales, as compared to $2,849,400 in 2000 or 8.3% of net sales.

Gross profit decreased $1,290,600 or 16.6% in fiscal 2001 as compared to fiscal 2000. Gross profit as a percentage of sales remained constant at 22.5% in both fiscal 2001 and fiscal 2000.

Selling, general and administrative expense decreased $1,320,400 or 22.9% in fiscal 2001 as compared to fiscal 2000. The decrease was primarily the result of a decrease in legal costs associated with the arbitration and related legal proceedings against the Company's former "long block" supplier and a decrease in compensation expenses.

Research and development expense decreased $55,700 or 3.7% in fiscal 2001 as compared to fiscal 2000.

The gain on the sale of the facility in fiscal 2001, in the amount of $552,800, was from the sale of the Company's property located in Avon, Massachusetts.

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

Liquidity and Capital Resources
-------------------------------

During fiscal 2002, net cash provided by operations was $7,491,000 as compared to net cash provided by operations of $993,600 in fiscal 2001. The increase in net cash provided by operations is primarily due to the decrease in inventory, the increase in net income and the timing of payments related to the split-dollar insurance agreement. The increase in net income was primarily from the receipt and recognition in other income of the arbitration award from one of the Company's former suppliers.

During fiscal 2002 and 2001, the Company purchased property, plant and equipment of $270,700 and $1,440,600, respectively. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the industrial revenue bond is a 15-year mortgage loan, with $4,106,400 outstanding at October 26, 2002. The loan agreement requires monthly payments of $40,000. The equipment portion of the industrial revenue bond is a 7-year term loan, with $277,300 outstanding at October 26, 2002. The term loan requires monthly payments of $5,900. The Company also has an additional 7-year equipment loan, with $386,700 outstanding at October 26, 2002. This loan agreement requires a monthly payment of $7,900. The Company plans capital spending of approximately $300,000 during fiscal 2003.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventories, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at October 26, 2002, the Company had approximately $4,038,000 available for borrowing. At October 26, 2002, the Company had no outstanding borrowings under the Credit Agreement and approximately $296,200 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2003.

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products in fiscal 2002.

New Accounting Pronouncements
-----------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The provisions of SFAS No. 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001.
SFAS No. 142 is effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-SFAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. The Company does not believe there will be a material effect from the adoption of these new standards.

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

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and the Company believes that its exposure to market risk associated with other financial instruments (such as fixed and variable rate borrowings) is not material. Most of the Company's purchases of component parts and peripheral equipment from Japanese ("long block" engines), Italian (generators) and other foreign manufacturers are dollar-denominated. Fluctuations in exchange rates have resulted, and may in the future result, in price increases from some of the Company's suppliers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





                    WESTERBEKE CORPORATION AND SUBSIDIARY

                            --------------------

                      CONSOLIDATED FINANCIAL STATEMENTS

                    For the years ended October 26, 2002,
                    October 27, 2001 and October 21, 2000

                    Sansiveri, Kimball & McNamee, L.L.P.

         55 Dorrance Street          Telephone 401-331-0500
         Providence, RI 02903        Fax 401-331-9040


                        Independent Auditor's Report
                        ----------------------------


To the Board of Directors and Shareholders of Westerbeke Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheet of Westerbeke Corporation and Subsidiary as of October 26, 2002 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year ended October 26, 2002. Our audit also included the financial statement schedule listed in Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements of Westerbeke Corporation and Subsidiary as of October 27, 2001 and for the years ended October 27, 2001 and October 21, 2000, were audited by other auditors whose report dated December 7, 2001 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements for the year ended October 26, 2002, present fairly, in all material respects, the financial position of Westerbeke Corporation and Subsidiary at October 26, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the October 26, 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

By /s/ Sansiveri, Kimball & McNamee, L.L.P.
-------------------------------------------

Providence, Rhode Island
January 9, 2003

KPMG LLP

         99 High Street              Telephone 617 988 1000
         Boston, MA 02110-2371       Fax 617 988 0800



                        Independent Auditors' Report
                        ----------------------------


To the Board of Directors and Stockholders of Westerbeke Corporation:

We have audited the accompanying consolidated balance sheets of Westerbeke Corporation and subsidiary as of October 27, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended October 27, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westerbeke Corporation and subsidiary as of October 27, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended October 27, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       By /s/ KPMG LLP
                                       ---------------

Boston, Massachusetts
December 7, 2001

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                          October 26,     October 27,
                                                                             2002            2001
                                                                          -----------     -----------

ASSETS
Current assets:
  Cash and cash equivalents                                               $ 4,471,100     $   40,300
  Accounts receivable, net of allowance for doubtful
   accounts and price allowances of $480,000 at
   October 26, 2002 and $282,000 at October 27, 2001  (Note 2)              2,114,500      2,131,800
  Inventories (Note 3)                                                      5,048,300      7,566,800
  Prepaid expenses and other assets                                           456,800        397,500
  Prepaid income taxes                                                        267,800        354,700
  Deferred income taxes (Note 9)                                              951,700        844,200
                                                                          -----------    -----------
      Total current assets                                                 13,310,200     11,335,300

Property, plant and equipment, net (Notes 4,8 and 10)                       8,348,600      8,862,400
Split dollar premiums (Note 5)                                              1,068,300      1,237,000
Other assets, net                                                             170,300        190,200
Investments in marketable securities                                          109,900        109,200
Note receivable - related party (Note 6)                                       36,200         56,200
Deferred income taxes  (Note 9)                                                46,400         87,400
                                                                          -----------    -----------
                                                                          $23,089,900    $21,877,700
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Notes 8 and 10)                      $   340,300    $   317,900
  Revolving demand note payable (Note 7)                                            -      2,500,000
  Accounts payable                                                          1,385,600      2,164,300
  Accrued expenses and other liabilities                                    1,237,400        545,200
  Accrued income taxes (Note 9)                                             1,317,700
                                                                          -----------    -----------
      Total current liabilities                                             4,281,000      5,527,400
                                                                          -----------    -----------

Long-term debt, net of current portion (Notes 8 and 10)                     4,430,100      4,770,400
                                                                          -----------    -----------
      Total Liabilities                                                     8,711,100     10,297,800
                                                                          -----------    -----------

Stockholders' equity (Notes 11 and 12):
  Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   none issued or outstanding at October 26, 2002 and October 27, 2001
  Common stock, $.01 par value; authorized 5,000,000 shares; issued
   2,244,682 shares in 2002 and 2,225,328 in 2001.                             22,400         22,300
  Additional paid-in-capital                                                6,126,700      6,105,100
  Accumulated other comprehensive income (loss)                              (468,600)      (359,800)
  Retained earnings                                                         9,505,600      6,619,600
                                                                          -----------    -----------
                                                                           15,186,100     12,387,200
  Less - Treasury shares at cost, 289,873 shares in 2002 and 2001             807,300        807,300
                                                                          -----------    -----------
      Total stockholders' equity                                           14,378,800     11,579,900
                                                                          -----------    -----------
                                                                          $23,089,900    $21,877,700
                                                                          ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended
                                                 -----------------------------------------
                                                 October 26,    October 27,    October 21,
                                                    2002           2001           2000
                                                 -----------    -----------    -----------

Net sales (Note 2)                               $25,525,700    $28,694,200    $34,528,400

Cost of sales                                     19,966,800     22,232,800     26,776,400
                                                 -----------    -----------    -----------

  Gross profit                                     5,558,900      6,461,400      7,752,000

Selling, general and administrative expense        4,995,700      4,435,900      5,756,300

Research and development expense                   1,098,500      1,445,800      1,501,500

Gain on sale of facility                                   -        552,800              -
                                                 -----------    -----------    -----------

  Income (loss) from operations                     (535,300)     1,132,500        494,200
                                                 -----------    -----------    -----------

Other income (expense):

  Interest income (expense), net                    (378,000)      (618,200)      (171,700)

  Arbitration award (Note 10)                      4,433,900              -              -

  Other income (expense)                              10,000          9,700       (188,600)
                                                 -----------    -----------    -----------

      Other income (expense), net                  4,065,900       (608,500)      (360,300)
                                                 -----------    -----------    -----------

Income before income taxes                         3,530,600        524,000        133,900

Provision for income (benefit) taxes (Note 9)        644,600        205,200        (94,400)
                                                 -----------    -----------    -----------

Net income                                       $ 2,886,000    $   318,800    $   228,300
                                                 ===========    ===========    ===========

Income per common share, basic                   $      1.48    $       .16    $       .12
                                                 ===========    ===========    ===========

Income per common share, diluted                 $      1.45    $       .16    $       .11
                                                 ===========    ===========    ===========

Weighted average common shares, basic              1,949,066      1,941,391      1,920,147
                                                 ===========    ===========    ===========

Weighted average common shares, diluted            1,984,270      2,042,912      2,057,891
                                                 ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
       For each of the years in the three years ended October 26, 2002


                                                           Accumulated
                                   Common   Additional        Other
                                   Stock      Paid-in     Comprehensive    Retained     Treasury   Stockholders'   Comprehensive
                                   Amount     Capital        Income        Earnings      Stock        Equity          Income
                                   ------   ----------    -------------    --------     --------   -------------   -------------

October 23,1999                    $21,900   $6,025,300     $  16,900     $6,072,500   $(756,000)   $11,380,600
Exercise of stock options              100       11,200             -              -           -         11,300
Tax benefit from the exercise of
 stock options                           -        6,000             -              -           -          6,000
Unrealized gains on marketable
 securities                              -            -           900              -           -            900            900
Net income                               -            -             -        228,300           -        228,300        228,300
                                   -------   ----------     ---------     ----------   ---------    -----------     ----------
October 21, 2000                    22,000    6,042,500        17,800      6,300,800    (756,000)    11,627,100        229,200
                                                                                                                    ----------
Exercise of stock options              300       46,000             -              -           -         46,300
Tax benefit from the exercise of
 stock options                           -       16,600             -              -           -         16,600
Repurchase of 21,735 shares              -            -             -              -     (51,300)       (51,300)
Unrealized losses on marketable
 securities                              -            -      (377,600)             -           -       (377,600)      (377,600)
Net income                               -            -             -        318,800           -        318,800        318,800
                                   -------   ----------     ---------     ----------   ---------    -----------     ----------
October 27,2001                     22,300    6,105,100      (359,800)     6,619,600    (807,300)    11,579,900        (58,800)
Exercise of stock options              100       21,600             -              -           -         21,700
Unrealized losses on marketable
 securities                              -            -      (108,800)             -           -       (108,800)      (108,800)
Net income                               -            -             -      2,886,000           -      2,886,000      2,886,000
                                   -------   ----------     ---------     ----------   ---------    -----------     ----------
October 26, 2002                   $22,400   $6,126,700     $(468,600)    $9,505,600   $(807,300)   $14,378,800     $2,777,200
                                   =======   ==========     =========     ==========   =========    ===========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years Ended
                                                       ------------------------------------------
                                                       October 26,    October 27,    October 21,
                                                          2002           2001           2000
                                                       -----------    -----------    -----------

Cash flows from operating activities:
Net income                                             $ 2,886,000    $   318,800    $   228,300
  Reconciliation of net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                          804,300        774,100        509,200
    Loss (gain) on disposal of fixed assets                      -       (554,000)        53,900
    Deferred income taxes                                    6,100        243,100       (358,600)
    Changes in operating assets and liabilities:
      Accounts receivable                                   17,300        437,900        (67,600)
      Inventories                                        2,518,500      1,474,100     (3,400,700)
      Prepaid expenses and other assets                    (59,300)        13,600         65,800
      Split-dollar premiums                                      -       (344,500)       (55,500)
      Prepaid income taxes                                  86,900        (27,600)      (268,900)
      Other assets                                               -        345,800        159,500
      Accounts payable                                    (778,700)      (995,600)       911,200
      Accrued expenses and other liabilities               692,200       (346,300)       (22,400)
      Deferred compensation                                      -       (345,800)       (63,400)
      Accrued income taxes payable                       1,317,700
                                                       -----------    -----------    -----------
Net cash provided by (used in) operating activities      7,491,000        993,600     (2,309,200)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment               (270,700)    (1,440,600)    (7,384,700)
  Proceeds from sale of fixed assets including
   former Avon facility                                          -      1,241,200              -
  Purchase of marketable securities                        (13,300)        (4,600)        (9,100)
  Proceeds from payment of note receivable                  20,000         18,600         18,600
                                                       -----------    -----------    -----------
Net cash used in investing activities                     (264,000)      (185,400)    (7,375,200)
                                                       -----------    -----------    -----------

Cash flows (used in) from financing activities:
  Exercise of stock options                                 21,700         46,300         11,300
  Net borrowings (repayments) under revolving
   demand note                                          (2,500,000)    (1,350,000)     3,850,000
  Purchase of treasury stock                                     -        (51,300)             -
  Proceeds from GE Capital                                       -              -      5,000,000
  Proceeds from Massachusetts Development                        -        500,000              -
  Principal payments on long-term debt and
   capital lease obligations                              (317,900)      (334,000)      (495,100)
                                                       -----------    -----------    -----------
Net cash (used in) provided by financing activities     (2,796,200)    (1,189,000)     8,366,200
                                                       -----------    -----------    -----------

(Decrease) increase in cash and cash equivalents         4,430,800       (380,800)    (1,318,200)

Cash and cash equivalents, beginning of year                40,300        421,100      1,739,300
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of year                 $ 4,471,100    $    40,300    $   421,100
                                                       ===========    ===========    ===========


                                  Continued




                    WESTERBEKE CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued



                                                                      Years Ended
                                                       ------------------------------------------
                                                       October 26,    October 27,    October 21,
                                                          2002           2001           2000
                                                       -----------    -----------    -----------

Supplemental cash flow disclosures:
  Interest paid                                        $   436,800    $   623,200    $   185,100
  Income taxes paid                                              -         10,000        644,000

Supplemental disclosures of non-cash flow items:
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes               (7,500)         2,000            900
  Unrealized loss in split-dollar life insurance
   Investments, net of income taxes                       (101,300)      (379,600)             -

Supplemental disclosures of non-cash operating activities:
  Tax benefit from the exercise of stock options                 -         16,000          6,000


The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 26, 2002, October 27, 2001 and October 21, 2000

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Investments in Marketable Securities

Marketable investment securities at October 26, 2002 and October 27, 2001 consist of equity securities in various mutual funds. The Company employs the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement
115). Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

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

Marketable investment securities held in connection with the deferred compensation arrangement are classified as trading securities. These securities were sold during the year ended October 27, 2001. All other marketable securities are classified as available-for-sale. Equity securities are stated at the fair market value at October 26, 2002 and at October 27, 2001. The total cost of the marketable securities at October 26, 2002 and October 27, 2001 was $65,300. Unrealized holding gains in investment securities, net of income taxes, which is included in accumulated other comprehensive income at October 26, 2002 and October 27, 2001 were $12,200 and $19,700, respectively.

Inventories

Inventories are valued at the lower of cost (determined on the last-in, first-out method) or market.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell.

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

Revenue Recognition

Revenues and related cost of sales for all products are recognized when products are shipped, as shipments are FOB shipping point and title and risk of loss pass to the customer at that point. The Company expenses price allowance obligations at the time of sale of the product. The Company calculates price allowance reserves based upon actual rebates and sales allowance credits issued in the current period.

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

Product Warranty Cost

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $430,000 is included in accrued expenses and other liabilities at October 26, 2002 and $360,000 at October 27, 2001. The Company calculates this reserve by comparing actual reimbursed warranty expenses for the fiscal year as a percentage of sales for the same period.

Advertising

Advertising and promotional expenditures are expensed as incurred. During the fiscal years ended October 2002, 2001 and 2000, the Company incurred advertising and promotional expenses of $640,700, $668,500, and $684,600, respectively.

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


                                                             For the twelve months ended:
                           October 26, 2002                        October 27, 2001                      October 21, 2000
                  ----------------------------------      ---------------------------------     ---------------------------------
                   Income                      Net         Income                     Net        Income                     Net
                  per share      Shares       Income      per share      Shares      Income     per share      Shares      Income
                  ---------      ------       ------      ---------      ------      ------     ---------      ------      ------

Basic               $1.48      1,949,066    $2,886,000      $.16       1,941,391    $318,800      $.12       1,920,147    $228,300
Effect of
 Stock options       (.03)        35,204             -         -         101,521           -      (.01)        137,744
                    -----      ---------    ----------      ----       ---------    --------      ----       ---------    --------
Diluted             $1.45      1,984,270    $2,886,000      $.16       2,042,912    $318,800      $.11       2,057,891    $228,300

At October 26, 2002, there were 183,300 exercisable options outstanding, which were convertible into 183,300 common shares. Included in the 183,300 exercisable options outstanding are 33,300 options that have been excluded from the earnings per share calculation, since their inclusion would have been antidilutive.

The arbitrator's award, discussed under legal proceedings in Note 10, increased earnings per share by $1.34 for the year ended October 26, 2002. The gain on the sale of the Avon property increased earnings per share by $0.17 for the year ended October 27, 2001.

2.  Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company.

Net sales include export sales, primarily to customers in the Netherlands, England, Italy, South Africa and Puerto Rico of approximately $2,687,800, $2,523,000 and $2,849,400 for fiscal years ended October 26, 2002, October
27, 2001, and October 21, 2000, respectively.   In fiscal 2002, three
customers each accounted for sales in excess of 10% of net sales as follows: $5,710,700, $4,537,500 and $3,267,200. In fiscal 2001, three customers each accounted for sales in excess of 10% of net sales as
follows:   $7,948,000, $5,565,900 and $3,400,200.  In fiscal 2000, two customers each accounted for sales in excess of 10% of net sales as follows: $8,896,200 and $6,166,700.

At October 26, 2002, four customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows:
$473,300, $436,300, $433,800 and $297,800. At October 27, 2001, three customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $534,100, $397,900 and $304,700. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.

3.  Inventories

Inventories consist of the following:


                    October 26, 2002     October 27, 2001
                    ----------------     ----------------

Raw materials          $3,808,400           $5,734,300

Work-in-process           614,000              855,800

Finished goods            625,900              976,700
                       ----------           ----------

                       $5,048,300           $7,566,800
                       ==========           ==========

The Company uses the last-in, first-out (LIFO) method to value inventories. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $1,031,500 and $918,600 higher at October 26, 2002 and October 27, 2001, respectively, if the first-in, first-out (FIFO) method had been used. In 2002 and 2001, inventory was reduced resulting in the liquidation of LIFO inventory layers. Inventory cost determined on the FIFO method approximates replacement or current cost.

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

4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:


                                                  October 26, 2002    October 27, 2001
                                                  ----------------    ----------------

Land                                                 $   921,500         $   921,500
Building and building improvements                     5,658,300           5,630,200
Furniture and fixtures                                   711,300             706,800
Machinery, patterns and equipment                      5,092,000           4,853,800
Transportation equipment                                  80,400              80,400
Leasehold improvements                                    20,400              20,400
Equipment under capital lease                            769,200             769,200
                                                     -----------         -----------
                                                      13,253,100          12,982,300
Less accumulated depreciation and amortization         4,904,500           4,119,900
                                                     -----------         -----------
                                                     $ 8,348,600         $ 8,862,400
                                                     ===========         ===========

The Company incurred depreciation expense of approximately $784,600, $754,300, and $494,800, for fiscal years 2002, 2001, and 2000, respectively.

5.  Split-Dollar Premiums

The Company has a split-dollar life insurance arrangement with John H. Westerbeke, Jr., the Chairman, President and Chief Executive Officer of the Company, as part of his employment agreement (see note 10), pursuant to which the Company pays the premium costs of certain life insurance policies. This agreement allows the premiums paid to be invested in a select group of mutual funds thereby subjecting the total cash value of premiums paid to market risk. The cash proceeds the Company would receive depends upon the method of termination. If termination is initiated by death, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid, with all remaining payments to be made to the estate of Mr. Westerbeke or his beneficiaries. If the policy is terminated for other reasons, the Company would receive the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of premiums paid. The Company accounts for this arrangement in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income net of tax. Included in other assets at October 26, 2002 and October 27, 2001 is $1,068,300 and $1,237,000, respectively, which represents the fair market value of insurance premiums paid to date. At October 26, 2002, in connection with the split-dollar insurance arrangement, the Company recorded an unrealized loss of $168,700, net of taxes of $67,500, in other comprehensive income. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with such agreement.

6.  Note Receivable and Lease-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr., the chairman, president and chief executive officer of the Company. The principal amount of the secured loan at October 26, 2002 and October 27, 2001 was $36,200 and $56,200, respectively. The loan was used by Mr. Westerbeke to purchase a 40-foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke pursuant to a lease expiring in July 2004 at a rental of $2,793 per month (see Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.

7.  Revolving Demand Note Payable

The Company has a $6,000,000 Credit Agreement with Brown Brothers Harriman & Co., collateralized by inventory, accounts receivable and general intangibles. The Company may choose the interest rate on the revolving demand note of either LIBOR plus 250 basis points or the base rate. As of October 26, 2002, the LIBOR rate was 1.86% and the base rate was 4.75%.
The Credit Agreement was entered into on June 26, 2000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at October 26, 2002, the Company had approximately $4,038,000 available for borrowing. As of October 26, 2002, the Company had approximately $3,741,800 in unused borrowing capacity under the Credit Agreement and approximately $296,200 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances. The Agreement does not have an expiration date, but is payable on written demand. In connection with this note payable, the Company is required to comply with certain restrictive covenants requiring, among other things, the maintenance of minimum working capital, minimum tangible net worth, minimum debt service coverage ratio and maximum leverage ratio. As of October 26, 2002, the Company was in compliance with such covenants.

8.  Long-Term Debt


                                                  October 26, 2002    October 27, 2001
                                                  ----------------    ----------------

Term Loan with an interest rate of 8.50%, with       $  386,700          $  446,100
 repayment terms through October 2007,
 secured by certain equipment.

Term Loan with an interest rate of 6.46%, with        4,106,400           4,313,400
 repayment terms through April 2015, secured
 by the Company's facility located at 150 John
 Hancock Road.

Term Loan with an interest rate of 6.46%, with          277,300             328,800
 repayment terms through April 2007, secured
 by certain equipment.
                                                     ----------          ----------
                                                      4,770,400           5,088,300

Less current portion                                    340,300             317,900
                                                     ----------          ----------

Long term debt net of current portion                $4,430,100          $4,770,400
                                                     ==========          ==========

Aggregate maturities of long-term debt for each of the ensuing five years are as follows:


                   Year           Amount
                   ----           ------

                   2003           $  340,300
                   2004              364,300
                   2005              390,200
                   2006              417,800
                   2007              410,700
                   Thereafter      2,847,100
                                  ----------
                                  $4,770,400
                                  ==========

9.  Income Taxes

Income tax expense (benefit) consists of:


                                      Years Ended
               ----------------------------------------------------------
               October 26, 2002     October 27, 2001     October 21, 2000
               ----------------     ----------------     ----------------

Federal:
  Current         $ 656,000            $ (85,000)           $ 217,200
  Deferred         (131,600)             270,000              (95,500)
                  ---------            ---------            ---------
                    524,400              185,000              121,700
                  ---------            ---------            ---------

State:
  Current            55,000               47,100               47,500
  Deferred           65,200              (26,900)            (263,600)
                  ---------            ---------            ---------
                    120,200               20,200             (216,100)
                  ---------            ---------            ---------
  Total           $ 644,600            $ 205,200            $ (94,400)
                  =========            =========            =========

The Company has approximately $176,000 of state tax credits, which are available to offset future income taxes over a ten-year period. The state tax credits began in fiscal 2001 and will expire in ten years.

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:


                                                               Years Ended
                                        --------------------------------------------------------
                                        October 26, 2002    October 27, 2001    October 21, 2000
                                        ----------------    ----------------    ----------------

Provision at statutory rate                $1,200,400           $178,200           $  45,500

State tax provision,
 net of federal tax benefit                    79,300             13,300            (142,600)
Research and development tax credits
 and suspended losses not booked
 previously                                  (606,700)                 -                   -
Other, net                                    (28,400)            13,700               2,700
                                           ----------           --------           ---------
Total                                      $  644,600           $205,200           $ (94,400)
                                           ==========           ========           =========

The income tax expense (benefit) was allocated as follows:


                                                               Years Ended
                                        --------------------------------------------------------
                                        October 26, 2002    October 27, 2001    October 21, 2000
                                        ----------------    ----------------    ----------------

Income taxes related to operations          $644,600            $205,200           $ (94,400)
Stockholders' equity, for compensation
 expense for tax purposes in excess of
 amounts recognized for financial
 reporting purposes                                -             (16,600)             (6,000)
                                            --------            --------           ---------
Total                                       $644,600            $188,600           $(100,400)
                                            ========            ========           =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 26, 2002 and October 27, 2001 are presented below.


                                                    October 26, 2002    October 27, 2001
                                                    ----------------    ----------------

Deferred tax assets:
  Accounts receivable                                  $  193,300          $   97,400
  Inventory                                               444,800             601,800
  Accrued bonus                                           124,400                   -
  Warranty                                                173,200             145,000
  Unrealized loss on split-dollar life insurance          319,600             239,900
  Massachusetts net operating tax loss                          -              22,600
  Massachusetts investment tax credit                     116,300             183,100
  Other                                                    16,100                   -
                                                       ----------          ----------
      Total gross deferred tax assets                   1,387,700           1,289,800
                                                       ----------          ----------

Deferred tax liabilities:
  Fixed assets, principally due to
   accelerated depreciation methods                      (389,600)           (358,200)
                                                       ----------          ----------
      Total gross deferred tax liabilities               (389,600)           (358,200)
                                                       ----------          ----------

Net deferred tax assets                                $  998,100          $  931,600
                                                       ==========          ==========

Management believes that the realization of deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income to utilize such deferred amounts.

10.  Commitments and Contingencies

Lease Obligations

The Company has lease agreements for a warehouse and certain equipment (see note 6) expiring at various dates through 2005. Rental expense under operating leases was $115,500, $185,400, and $185,800 for the years ended October 26, 2002, October 27, 2001 and October 21, 2000, respectively.

The future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


      Year                                    Operating
      ----                                    ---------

      2003                                     $36,800
      2004                                      36,800
      2005                                       2,500
                                               -------
      Total future minimum lease payments      $76,100
                                               =======

Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 26, 2002, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $296,200 (see note 7).

Employment Agreements

In March of 1993, the Company entered into an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President, and Chief Executive Officer of the Company. The Agreement provides for Mr. Westerbeke to be paid an annual base salary, subject to increases based upon the

Consumer Price Index and at the discretion of the Company. During fiscal 2002, Mr. Westerbeke's salary was $236,600. The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. In March 2001, the Board of Directors extended for a period of two years the incentive plan previously established in September 1996, whereas Mr. Westerbeke has an annual bonus opportunity, based on net income and increases in sales. In October 2002, the Board of Directors extended the incentive plan for a further period of two years, through fiscal 2004. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke.
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums under the Company's split dollar life insurance agreement with Mr. Westerbeke. In addition, in the event of a change in control of the Company, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company is required to pay him a lump sum cash payment in an amount equal to three times his average annual cash compensation during the most recent five taxable years of the Company. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three-year period and is required to pay any premiums payable on the life insurance policies on his life for a three-year period.

Legal Proceedings

On October 24, 2002, the Company received the award of damages in the Company's arbitration against Daihatsu Motor Company, LTD for breach of contract and other claims. This award has been recorded as Other Income in the financial statements. The net amount included in Other Income is $4,433,900, which includes interest accrued on the award of $713,200 and legal fees of $481,600.

Concentrations

As of October 26, 2002, the Company had approximately $5,593,300 of cash deposits, which exceeds the Federal Deposit Insurance Corporation (FDIC) limit. The Company maintains such cash deposits in a high credit quality financial institution.

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

In March 1996, the Board of Directors and the stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Option Plan"), under which 150,000 shares of common stock have been made available. As of October 26, 2002, there has been no activity under the 1996 Option Plan.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 in October 1995, which statement establishes financial accounting and reporting standards for stock based employee compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123 and continues to apply the accounting provisions of Opinion No.25 of the Accounting Principles Board. Information for fiscal years 2000, 2001 and 2002, with respect to the "Option Plan", is as follows:


                                                            Weighted average
                                                            exercise price of
                                                  Shares    shares under plan
                                                  ------    -----------------

Balance outstanding at October 23, 1999          150,000         $1.125
  Exercised                                      (10,000)         1.125
                                                 -------

Balance outstanding at October 21, 2000          140,000          1.125
  Exercised                                      (19,278)         1.125
                                                 -------

Balance outstanding at October 27, 2001          120,722          1.125
  Exercised                                      (19,354)         1.125
  Forfeited                                      (26,368)         1.125
                                                 -------

Balance outstanding and exercisable at
 October 26, 2002                                 75,000         $1.125
                                                 =======

The outstanding options expire on various dates through May 2003. Options for 88,100 shares are available for future grant under the "Option Plan".

The following table summarizes information concerning currently outstanding and exercisable options under the "Option Plan" as of October 26, 2002:


                           Weighted
                           average        Weighted
Range of                  remaining       average                       Weighted
exercise     Number      contractual    outstanding      Options        average
 prices    outstanding   life (years)   option price   exercisable   exercise price
--------   -----------   ------------   ------------   -----------   --------------

 $1.125      75,000          0.4           $1.125        75,000          $1.125

Information for fiscal years 2000, 2001 and 2002, with respect to the "Supplemental Plan", is as follows:


                                                            Weighted average
                                                            exercise price of
                                                  Shares    shares under plan
                                                  ------    -----------------

Balance outstanding at October 23, 1999 and
 October 21, 2000                                118,400         $1.631
  Exercised                                      (10,100)         0.875
                                                 -------

Balance outstanding and exercisable at
 October 27, 2001 and October 26, 2002           108,300         $1.702
                                                 -------

The following table summarizes information concerning currently outstanding and exercisable options under the "Supplemental Plan" as of October 26, 2002:


                                 Weighted
                                 average        Weighted
     Range of                   remaining       average                       Weighted
     exercise      Number      contractual    outstanding      Options        average
      prices     outstanding   life (years)   option price   exercisable   exercise price
     --------    -----------   ------------   ------------   -----------   --------------

$1.125 - $3.000    108,300         1.4          $1.702         108,300         $1.702

The outstanding options expire on various dates through June 2006. Options for 41,300 shares are available for future grant under the "Supplemental Plan".

The Company has adopted the disclosure requirements of SFAS No. 123 and the Company continues to apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income per share would have been adjusted to the pro forma amounts indicated below:


                                                   2002           2001          2000
                                                   ----           ----          ----

Net income                    As reported       $2,886,000      $318,800      $228,300
                              Pro forma          2,886,000       318,800       227,300
Basic income per share        As reported       $     1.48      $   0.16      $   0.12
                              Pro forma               1.48          0.16          0.12
Diluted income per share      As reported       $     1.45      $   0.16      $   0.11
                              Pro forma               1.45          0.16          0.11

Preferred Stock

As of October 26, 2002 and October 27, 2001, 1,000,000 shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income
(loss) resulting from unrealized gains or losses on marketable securities, net of income taxes for the years ending October 26, 2002 and October 27, 2001 are as follows:


                                                             For the twelve months ended:
                                                         ------------------------------------
                                                         October 26, 2002    October 27, 2001
                                                         ----------------    ----------------

Net income                                                  $2,886,000           $ 318,800
Unrealized (losses) gains on marketable securities,
 net of income taxes of $72,500 at October 26, 2002
 and $251,800 at October 27, 2001                             (108,800)           (377,600)
                                                            ----------           ---------
Comprehensive income (loss)                                 $2,777,200           $ (58,800)
                                                            ==========           =========

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

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 26, 2002, there has been no activity under the Purchase Plan.

13.  Employee Benefit Plans

In 1994, the Company started an Employee Deferred Compensation Plan that covers all employees over 21 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on up to 8% of their annual compensation. During fiscal 2002, the Company temporarily ceased the 25% matching employer contribution. The Company contributed $600, $41,000 and $46,600 for the fiscal years ended October 26, 2002, October 27, 2001 and October 21, 2000, respectively.

On January 1, 2002, the Company started a defined benefit pension plan that covers all employees. The Company follows Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits". The following table sets forth the Company's defined benefit plan's funded status and amounts recognized in the Company's consolidated financial statements as of October 26, 2002.


Reconciliation of Funded Status at 10/26/2002:
  Projected Benefit Obligation                               $(216,458)
  Plan Assets at Fair Value                                          0
  Funded Status                                               (216,458)
                                                             ---------
  Total Balance Sheet Liability                              $(216,458)
                                                             =========

Disclosure of Net Periodic Pension Cost for the Period:
  Service Cost                                               $ 216,458
                                                             ---------
  Net Periodic Pension Cost                                  $ 216,458
                                                             =========

Accumulation Benefit Obligation at 10/26/2002:
  Vested ABO                                                 $       0
  Non-Vested ABO                                               194,356
                                                             ---------
  Total ABO                                                  $ 194,356
                                                             =========

Change in Projected Benefit Obligation:
  Projected Benefit Obligation on 01/01/2002                 $       0
  Service Cost                                                 216,458
                                                             ---------
  Projected Benefit Obligation on 10/26/2002                 $ 216,458
                                                             =========




Actuarial Methods and Assumptions:
  6% Discount Rate (Interest Rate)
  6% Expected Rate of Return on Assets
  3% Salary Increase Rate

14.  Quarterly Financial Data (Unaudited)
     (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 26, 2002 and October 27, 2001 is as follows:


                                                                                          Fiscal
Fiscal 2002:                              First       Second      Third       Fourth       Year
                                          -----       ------      -----       ------      ------

Net sales                                 $4,674      $7,429      $7,784      $5,639      $25,526
Gross profit                                 955       1,707       1,831       1,066        5,559
Income (loss) from operations               (444)        187         640        (918)        (535)
Other income (loss)                         (104)        (59)        (89)      4,318        4,066
Net income (loss)                           (329)        390         371       2,454        2,886
Net income (loss) per share, diluted       (0.17)       0.19        0.19        1.24         1.45

                                                                                          Fiscal
Fiscal 2001:                              First       Second      Third       Fourth       Year
                                          -----       ------      -----       ------      ------

Net sales                                 $7,436      $8,173      $6,760      $6,325      $28,694
Gross profit                               1,305       1,732       1,632       1,792        6,461
Income (loss) from operations               (228)        642         258         460        1,132
Other income (loss)                         (176)       (186)       (119)       (127)        (608)
Net income (loss)                           (243)        274          83         205          319
*Net income (loss) per share, diluted      (0.13)       0.13        0.04        0.10         0.16

* The amounts do not add because of the first quarter's loss effect on the determination of the diluted weighted average common shares for that period.

                                 SCHEDULE II
                    WESTERBEKE CORPORATION AND SUBSIDIARY

                      VALUATION AND QUALIFYING ACCOUNT
           For the years ended October 26, 2002, October 27, 2001
                            and October 21, 2000


                       Balance at     Charged to    Charged                   Balance
                      Beginning of    Costs and     To Other                  at End
                         Period        Expenses     Accounts    Deductions    of Year
                      ------------    ----------    --------    ----------    -------

2000
Allowance for
 Doubtful accounts       $ 59,200        62,500        -           6,700      $115,000

2001
Allowance for
 Doubtful accounts       $115,000             -        -               -      $115,000

2002
Allowance for
 Doubtful accounts       $115,000       (10,000)       -               -      $105,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                  PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain biographical information concerning the directors of the Company as of January 1, 2003 is set forth below. Such information was furnished by them to the Company.


                                                                  Certain
Name of Director           Age                            Biographical Information
----------------           ---                            ------------------------

GERALD BENCH               61      Vice Chairman, TDG Aerospace, Inc. (manufacturer of aircraft de-icing devices) since January 2001; President, BFT Holdings Co., Inc. (investor in emerging growth businesses) from November 1996 to January 2001; President and Chief Executive Officer, Hadley Fruit Orchards, Inc. from November 1996 to June 1999; Consultant, Hadley Fruit Orchards, Inc. from March 1995 to
                                   November 1996; Partner, ICAP Marine Group (consulting firm) from November
                                   1993 to February 1995; Chairman and President, TDG Aerospace, Inc. from
                                   October 1991 to November 1993; President, Thermion, Inc. (manufacturer of heaters for aircraft de-icing devices) from April 1990 to September 1991;
                                   General Manager, Lermer Corporation (manufacturer of airline galley equipment) from June 1989 through March 1990; former Chairman of the Board,
                                   President, Chief Executive Officer and Director of E&B Marine Inc. (marine supplies and accessories) from prior to 1988; Director of the Company since
                                   June 1986

THOMAS M. HAYTHE           63      Business and Legal Consultant since February 2000: Partner, Haythe & Curley
                                   (attorneys) (renamed Torys in 2000) from 1982 to January 2000; Director:
                                   Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments)
                                   and Ramsay Youth Services, Inc. (provider of youth and educational services);
                                   Director of the Company since June 1986.





                                                                  Certain
Name of Director           Age                            Biographical Information
----------------           ---                            ------------------------

JAMES W. STOREY            68      Consultant since January 1993; President, Wellingsley Corporation (private investment management company) from December 1986 through December 1992;
                                   President and Chief Executive Officer of Codex Corporation, a subsidiary of
                                   Motorola, Inc. from 1982 to 1986; Vice President of Motorola, Inc. from 1982 to 1986; Director of the Company since June 1986.

JOHN H. WESTERBEKE, JR.    62      President of the Company since 1976; Director of the Company since 1976;
                                   Chairman of the Board of Directors of the Company since June 1986.

      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in Part I hereof.

      The Board of Directors of the Company consists of three classes of directors: Class A, Class B, and Class C. Directors in each class are elected for a term of three years. The term of office of the Class B directors will expire at the Annual Meeting of Stockholders to be held in 2003. Class C and Class A directors will be elected at the Annual Meetings to be held in 2004 and 2005, respectively. Mr. Bench is a Class A director, Messrs. Haythe and Storey are Class B directors and Mr. Westerbeke is a Class C director.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 26, 2002 all
Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal years ended October 26, 2002, October 27, 2001 and October 21, 2000 concerning the compensation paid or awarded to the Chief Executive Officer and the other former executive officer of the Company.


                         SUMMARY COMPENSATION TABLE


                                                     Annual Compensation
                                                 ----------------------------
                                     Fiscal
             Name and                 Year
             Principal                Ended                                         All Other
             Position                October      Salary            Bonus         Compensation
             ---------               -------      ------            -----         ------------

John H. Westerbeke, Jr.                2002      $236,646         $286,675         $53,976(3)
President, Chairman of the Board       2001       231,629            2,179          55,408(3)
of Directors and Class C Director      2000       228,359(1)       134,247(2)       38,549(3)

Carleton F. Bryant, III (4)            2002      $ 94,500         $ 58,240               -
Executive Vice President,              2001        94,500           58,240               -
Treasurer, Chief Operating             2000        94,500           60,633               -
Officer and Secretary

--------------------
<F1>  Includes $75,300 of salary earned in fiscal year 2000, payment of which had been deferred.  Payment was made in fiscal 2001.
<F2>  Includes a $126,692 bonus earned in fiscal year 2000, payment of which had been deferred.  Payment was made in fiscal 2001.
<F3>  Includes amounts ($40,500, $41,896 and $22,750 in fiscal 2002,
      2001 and 2000, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 26, 2002, October 27, 2001 and October 21, 2000 for the period from the date on which each premium was paid until March 31, 2004 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid).
<F4>  Mr. Bryant was an executive officer of the Company until April
      4, 2002.

      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 26, 2002.

      The following table sets forth the number and value of options held by the executive officers named in the Summary Compensation Table during the fiscal year ended October 26, 2002.

                      OPTION VALUES AT OCTOBER 26, 2002


                                      Number of                    Value of Unexercised
                                     Unexercised                      In-the-Money(1)
                                     Options at                         Options at
                                  October 26, 2002                   October 26, 2002
                            -----------------------------      -----------------------------
         Name               Exercisable     Unexercisable      Exercisable     Unexercisable
         ----               -----------     -------------      -----------     -------------

John H. Westerbeke, Jr.       150,000             -              $56,250             -

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

Employment Agreements
---------------------

      The Company has an Employment Agreement (the "Agreement") with John
H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, which provides for his employment by the Company at an annual base salary, subject to increases based upon the Consumer Price Index and at the discretion of the Company. During fiscal 2002, Mr. Westerbeke's salary was $236,600. The Agreement also provides for payment of a bonus at the discretion of the Board of Directors of the Company. In March 2001, the Board of Directors extended for a period of two years the incentive plan established in September 1996, whereas Mr. Westerbeke has an annual bonus opportunity, based on net income and increases in sales. In October 2002, the Board of Directors of the Company further extended the incentive plan for an additional two years, through fiscal 2004. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke as described below. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums under the split dollar life insurance arrangement between Mr. Westerbeke and the Company. The Agreement may be terminated by the Company upon the disability of Mr. Westerbeke, by the Company with or without cause, and by Mr. Westerbeke in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the Agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three-year period and is required to pay any premiums payable on the split-dollar life insurance policies on his life for a three-year period. Under the Agreement, Mr.

Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment.

      The Company has entered into a split-dollar insurance arrangement with Mr. Westerbeke, pursuant to which the Company will pay the premium costs of certain life insurance policies that pay a death benefit of not less than $6,150,000 in the aggregate upon the death of Mr. Westerbeke. Upon surrender of the policies or payment of the death benefit thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke or his beneficiaries. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums under the split dollar life insurance arrangement between Mr. Westerbeke and the Company. See footnote (6) to the "Summary Compensation Table" above for further information on premium payments made by the Company.

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

Compensation of Directors
-------------------------

      The Company currently pays its directors a fee of $2,000 for attending each meeting of the Board of Directors of the Company. In addition, the Company pays the Chairman of the Audit Committee a quarterly fee of $1,000.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

      See "Employment Agreements" above for information concerning certain change of control arrangements with respect to John H. Westerbeke, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 2003, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholding as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.


                                  Shares of Common Stock
Name and Address                    Owned Beneficially          Percent of Class
----------------                  ----------------------        ----------------

Marvin A. Gordon                        100,000(1)                    5.1%
  750 Everett Street
  Norwood, MA 02062

Gerald Bench                             11,100(2)                      *
  17 1/2 Passaic Avenue
  Spring Lake, New Jersey 07762

Thomas M. Haythe                         16,100(3)                      *
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

James W. Storey                          20,100(4)                    1.0%
  3 Saddle Ridge Road
  Dover, Massachusetts 02030

John H. Westerbeke, Jr.               1,248,250(5)                   59.3%
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

Gregory Haidemenos                            -                         *
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

All Directors and Officers as a
 Group (five persons)                 1,295,550(2)(3)(4)(5)          60.6%

--------------------
(*)   Less than one percent.




<F1>  Information as to these holdings is based upon a report on
      Schedule 13D filed with the Securities and Exchange Commission by Mr. Marvin A. Gordon. Such report indicates that Mr. Gordon has sole voting and dispositive power with respect to 100,000 shares.
<F2>  Consists of 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bench.
<F3>  Includes 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.
<F4>  Includes 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Storey.
<F5>  Includes 150,000 shares issuable upon the exercise of presently exercisable stock options held by Mr. Westerbeke.

      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 2003.

      The following table sets forth information required to be provided under regulations of the Securities and Exchange Commission, as of October 26, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:


                                               EQUITY COMPENSATION INFORMATION
-------------------------------------------------------------------------------------------------------------------------------
October 26, 2002                                    (a)                            (b)                            (c)
                                                                                                         Number of securities
                                                                                                       remaining available for
                                         Number of securities to be                                     future issuance under
                                          issued upon exercise of       Weighted-average exercise     equity compensation plans
                                           outstanding options,       price of outstanding options,     (excluding securities
Plan category                              warrants and rights             warrants and rights         reflected in column (a))
-------------                            --------------------------   -----------------------------   -------------------------

Equity compensation plans approved by
 security holders                                 183,300                         $1.47                         129,400
                                                  -------                         -----                         -------

Equity compensation plans not approved
 by security holders                                  N/A                           N/A                             N/A
                                                  -------                         -----                         -------

Total                                             183,300                         $1.47                         129,400
                                                  -------                         -----                         -------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company leases a 40-foot sailboat from Mr. Westerbeke, the Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to a lease expiring in July 2004. The Company pays an annual rental to him of $33,500 and also pays approximately $10,000 to $15,000 of annual expenses in connection with the operation and maintenance of the sailboat. The Company makes use of the sailboat to evaluate the performance of its marine engine products and for other corporate purposes. In July 1994, Mr. Westerbeke executed a promissory note payable to the Company in the principal amount of $165,000. The proceeds of the loan were used by Mr. Westerbeke to purchase the sailboat, which is leased, to the Company as described above. The loan, which is due June 1, 2004, is payable in equal monthly installments which commenced on July 1, 1994, together with interest at 7.75% per annum and is secured by the sailboat. Management of the Company believes that the terms of the lease and of the secured loan are no less favorable to the Company than it could obtain from an unrelated party.

      During the Company's past fiscal year, Thomas M. Haythe, a Class B director of the Company, rendered legal services to the Company. It is expected that Mr. Haythe will continue to act as the Company's general counsel in the future.

ITEM 14.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-K, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

      (b) Changes in internal controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)  1.  Financial Statements:

Included in PART II of this report:                                       Page
                                                                          ----

Reports of Independent Auditors                                          24-25
Consolidated Balance Sheets at October 26, 2002 and October 27, 2001        26
Consolidated Statements of Operations for the three years in the
 period ended October 26, 2002                                              27
Consolidated Statements of Stockholders' Equity and Comprehensive
 Income for the three years in the period ended October 26, 2002            28
Consolidated Statements of Cash Flow for the three years in the
 period ended October 26, 2002                                           29-30
Notes to Consolidated Financial Statements                               31-43

2.  Financial Statement Schedule:

Included in PART II of this report:

Schedule II - Valuation and Qualifying Account for the three years
 in the period ended October 26, 2002                                       44

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

(b)  Current Reports on Form 8-K:

      During the fiscal quarter ended October 26, 2002, the Company did not file any Current Reports on Form 8-K.

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

Dated:  January 23, 2003

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

Dated:  January 23, 2003               By /s/ John H. Westerbeke, Jr.
                                          ---------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer

Dated:  January 23, 2003               By /s/ Gregory Haidemenos
                                          ----------------------
                                          Gregory Haidemenos
                                          Principal Financial
                                          and Accounting Officer

Dated:  January 23, 2003               By /s/ Gerald Bench
                                          ----------------
                                          Gerald Bench
                                          Director

Dated:  January 23, 2003               By /s/ Thomas M. Haythe
                                          --------------------
                                          Thomas M. Haythe
                                          Director

Dated:  January 23, 2003               By /s/ James W. Storey
                                          -------------------
                                          James W. Storey
                                          Director

                               CERTIFICATIONS

      I, John H. Westerbeke, Jr., Chairman of the Board, President and Chief Executive Officer, certify that:

      l. I have reviewed this annual report on Form 10-K of Westerbeke Corporation.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 23, 2003

                                       /s/ John H. Westerbeke, Jr.
                                       ---------------------------
                                       John H. Westerbeke, Jr.
                                       Principal Executive Officer

      I, Gregory Haidemenos, Chief Financial Officer and Treasurer, certify that:

      1. I have reviewed this annual report on Form 10-K of Westerbeke Corporation.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 23, 2003

                                       /s/ Gregory Haidemenos
                                       ----------------------
                                       Gregory Haidemenos
                                       Principal Financial Officer

                              Index to Exhibits
                              -----------------


Exhibit
  No.       Name of Exhibit                                              Page
-------     ---------------                                              ----

 2          Agreement and Plan of Merger between the Company
            and J.H. Westerbeke Corporation, a Massachusetts
            corporation                                                   (1)

 3(a)       Certificate of Incorporation of the Company (as
            amended)                                                      (1)

 3(b)       By-Laws of the Company                                        (4)

10(a)       Agreement dated as of June 30, 1986 by and
            between the Company and John H. Westerbeke, SR.               (1)

10(b)       1986 Stock Option Plan of the Company as
            amended on January 6, 1987 and on May 26, 1988                (4)

10(c)       1986 Employee Stock Purchase Plan of the
            Company                                                       (1)

10(d)       Supplemental Stock Option Plan of the
            Company                                                       (4)

10(e)       1996 Stock Option Plan of the Company                         (2)

10(f)       Agreement dated as of June 1, 1986 by and among
            the Company, Ruth A. Westerbeke, John H.
            Westerbeke, Jr., John H. Westerbeke, Sr. and
            Ruth A. Westerbeke, as trustees                               (1)

10(g)       Supplemental Medical Insurance Policy                         (1)

10(h)       Employment Agreement dated March 24, 1993
            between the Company and John H. Westerbeke, Jr.,
            Chairman, President and Chief Executive Officer of
            the Company                                                   (4)




10(i)       Purchase and Sale Agreement dated March 1, 2000
            between the Company and Dead River Company                    (5)

10(j)       Real Estate Loan Agreement dated April 24, 2000
            among the Company, 150 John Hancock LLP, GE
            Capital Public Finance, Inc. and Massachusetts
            Development Finance Agency                                    (5)

10(k)       Equipment Loan Agreement dated April 24, 2000
            between the Company, GE Capital Public Finance, Inc.
            and Massachusetts Development Finance Agency                  (5)

10(l)       Mortgage Security Agreement, Assignment of Leases and
            Rents and Fixture Filing dated April 24, 2000 between
            the Company and GE Capital Public Finance, Inc.               (5)

10(m)       Loan and Security Agreement dated June 26, 2000
            between the Company and Brown Brothers Harriman
            & Co                                                          (6)

10(n)       Revolving Credit Note dated June 26, 2000 between
            the Company and Brown Brothers Harriman & Co.                 (6)

10(o)       Amendment dated September 2000 to Loan and Security
            Agreement dated June 26, 2000 between the Company
            and Brown Brothers Harriman Co.                               (7)

10(p)       Amendment dated September 2000 to Revolving Credit
            Note dated June 26, 2000 between the Company and
            Brown Brothers Harriman & Co.                                 (7)

21          Subsidiary of the Company

23(a)       Consent of Sansiveri, Kimball & McNamee, L.L.P.

23(b)       Consent of KPMG LLP




24          Power of Attorney                                    (See Page 56
                                                                 of Annual
                                                                 Report on
                                                                 Form 10-K)

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