Form 10-Q
period 2003-01-25
WESTERBEKE CORP
filed 2003-02-19
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:            January 25, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                  Commission file number            0-15046

                           Westerbeke Corporation
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                       04-1925880
---------------------------------                      ---------------------
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                        Identification No.)

     Myles Standish Industrial Park
         Taunton, Massachusetts                                 02780
-----------------------------------------                   ------------
 (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code         (508) 823-7677
                                                          ----------------

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

                        Yes   [X]            No   [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           February 7, 2003
                  -----                           ----------------

      Common Stock, $.01 par value                    1,954,809

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                    INDEX

                                                                       Page

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets as
             of January 25, 2003 and
             October 26, 2002                                            3

            Consolidated Statements of
             Operations for the three
             months ended January 25, 2003
             and January 26, 2002                                        4

            Consolidated Statements of
             Comprehensive Income for the
             three months ended January 25, 2003
             and January 26, 2002, respectively                          5

            Consolidated Statements of
             Cash Flows for the three
             months ended January 25, 2003
             and January 26, 2002                                        6

            Notes to Consolidated
             Financial Statements                                     7-11

      Item 2 -

            Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                               12-14

      Item 3 -

            Quantitative and Qualitative Disclosures
             About Market Risk                                          15

      Item 4 -

            Controls and Procedures                                     15

Part II - Other Information                                             16

Signatures                                                              17

Certifications                                                       18-22

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                               January 25,      October 26,
                                                   2003             2002
                                               -----------      -----------
                                               (Unaudited)        Audited

ASSETS

Current assets:
  Cash and cash equivalents                    $ 1,711,800      $ 4,471,100
  Accounts receivable, net of allowance
   for doubtful accounts and price
   allowances of $556,200 at January 25,
   2003 and $480,000 at October 26, 2002         2,847,900        2,114,500
  Inventories (Note 2)                           5,447,900        5,048,300
  Prepaid expenses and other assets                505,900          456,800
  Prepaid income taxes                                   -          267,800
  Deferred income taxes                          1,179,800          951,700
                                               -----------      -----------
      Total current assets                      11,693,300       13,310,200
                                               -----------      -----------

Property, plant and equipment, net (Note 4)      8,179,900        8,348,600
Split dollar premiums (Note 5)                   1,022,600        1,068,300
Other assets, net                                  165,400          170,300
Investments in marketable securities               111,000          109,900
Note receivable - related party                     30,900           36,200
Deferred income taxes                               66,100           46,400
                                               -----------      -----------
                                               $21,269,200      $23,089,900
                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 3)   $   346,200      $   340,300
  Accounts payable                               1,381,800        1,385,600
  Accrued expenses and other liabilities         1,028,100        1,237,400
  Accrued income taxes                                            1,317,700
                                               -----------      -----------
      Total current liabilities                  2,756,100        4,281,000
                                               -----------      -----------

Long-term debt, net of current portion
 (Note 3)                                        4,341,300        4,430,100
                                               -----------      -----------
      Total liabilities                          7,097,400        8,711,100
                                               -----------      -----------

Stockholders' equity:
  Preferred stock, $1.00 par value;
   authorized 1,000,000 shares;
   none issued or outstanding
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued 2,244,682 at
   January 25, 2003 and October 26, 2002            22,400           22,400
  Additional paid-in-capital                     6,126,700        6,126,700
  Accumulated other comprehensive loss            (498,100)        (468,600)
  Retained earnings                              9,328,100        9,505,600
                                               -----------      -----------
                                                14,979,100       15,186,100
  Less - Treasury shares at cost, 289,873
   shares at January 25, 2003 and
  October 26, 2002                                 807,300          807,300
                                               -----------      -----------
  Total stockholders' equity                    14,171,800       14,378,800
                                               -----------      -----------
                                               $21,269,200      $23,089,900
                                               ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                ----------------------------
                                                January 25,      January 26,
                                                   2003             2002
                                                -----------      -----------
                                                        (Unaudited)

Net sales                                       $4,495,800       $4,674,500

Cost of sales                                    3,548,900        3,719,500
                                                ----------       ----------

      Gross profit                                 946,900          955,000

Selling, general and administrative expense      1,058,900        1,094,900

Research and development expense                   310,800          304,300
                                                ----------       ----------

      Loss from operations                        (422,800)        (444,200)
                                                ----------       ----------

Other income (expense):

      Interest expense, net                        (60,500)        (103,600)
                                                ----------       ----------

            Other expense, net                     (60,500)        (103,600)
                                                ----------       ----------

Loss before income taxes                          (483,300)        (547,800)

Provision for income taxes (benefit) (Note 6)     (305,800)        (219,100)
                                                ----------       ----------

Net loss                                        $ (177,500)      $ (328,700)
                                                ==========       ==========


Loss per common share, basic                    $     (.09)      $     (.17)
                                                ==========       ==========

Loss per common share, diluted                  $     (.09)      $     (.17)
                                                ==========       ==========


Weighted average common shares, basic            1,954,809        1,935,477
                                                ==========       ==========

Weighted average common shares, diluted          1,954,809        1,935,477
                                                ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                               Three Months Ended
                                      -------------------------------------
                                      January 25, 2003     January 26, 2002
                                      ----------------     ----------------
                                                   (Unaudited)

Net loss                                 $(177,500)           $(328,700)
Unrealized gain (loss) on marketable
 securities, net of income taxes of,
 $19,700 at January 25, 2003 and
 $13,800 at January 26, 2002               (29,500)              20,700
                                         ---------            ---------
Comprehensive loss                       $(207,000)           $(308,000)
                                         =========            =========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                     -----------------------------
                                                     January 25,       January 26,
                                                        2003              2002
                                                     -----------       -----------
                                                               (Unaudited)

Cash flows from operating activities:
Net loss                                            $  (177,500)      $  (328,700)
  Reconciliation of net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                       198,600           197,200
    Deferred income taxes                              (228,100)                -
    Changes in operating assets and liabilities:
      Accounts receivable                              (733,400)          136,700
      Inventories                                      (399,600)            7,700
      Prepaid expenses and other assets                 (49,100)          (44,000)
      Accounts payable                                   (3,800)          (33,400)
      Accrued expenses and other liabilities           (209,300)         (117,400)
      Prepaid income taxes                              267,800                 -
      Accrued income taxes payable                   (1,317,700)         (219,500)
                                                    -----------       -----------
Net cash used by operating activities                (2,652,100)         (401,400)
                                                    -----------       -----------

Cash flows used in investing activities:
  Purchase of property, plant and equipment             (24,900)          (54,200)
  Purchase of marketable securities                      (4,700)          (13,300)
  Proceeds from payment of note receivable -
   related party                                          5,300             4,900
                                                    -----------       -----------
Net cash used in investing activities                   (24,300)          (62,600)
                                                    -----------       -----------

Cash flows from financing activities:
  Exercise of stock options                                   -             1,100
  Net borrowings under revolving demand note                  -           500,000
  Principal payments on long-term debt and
   capital leases                                       (82,900)          (77,400)
                                                    -----------       -----------
Net cash provided by (used in) financing
 activities                                             (82,900)          423,700
                                                    -----------       -----------

Decrease in cash and cash equivalents                (2,759,300)          (40,300)
Cash and cash equivalents, beginning of period        4,471,100            40,300
                                                    -----------       -----------
Cash and cash equivalents, end of period            $ 1,711,800       $
                                                    ===========       ===========

Supplemental cash flow disclosures:
  Interest paid                                     $    78,600       $   125,600
  Income taxes paid                                   1,352,500                 -
Supplemental disclosures of non-cash items:
  Decrease in unrealized gains on marketable
   securities, net of income taxes                       (2,100)           (9,800)
  Unrealized gain (loss) in split-dollar life
   insurance  investments, net of income taxes          (27,400)           30,500

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Summary of Significant Accounting Policies:
      -------------------------------------------

      A.    Financial Statements

The condensed consolidated financial statements included herein have been prepared by Westerbeke Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of January 25, 2003, and the results of their operations and their cash flows, for the three-month period then ended, have been included.

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

                                         For the three months ended:
                 --------------------------------------------------------------------------------
                          January 25, 2003                          January 26, 2002
                 -------------------------------------     --------------------------------------
                   Loss                         Net          Loss                          Net
                 per share     Shares           Loss       per share      Shares           Loss
                 ---------     ------           ----       ---------      ------           ----

Basic             $(.09)      1,954,809      $(177,500)      $(.17)      1,935,477      $(328,700)

Effect of
Stock options         -               -              -           -               -              -
                  -----       ---------      ---------       -----       ---------      ---------

Diluted           $(.09)      1,954,809      $(177,500)      $(.17)      1,935,477      $(328,700)

At January 25, 2003, there were 183,300 exercisable options outstanding, which were convertible into 183,300 common shares. These shares were excluded from the earnings per share calculation since their inclusion would have been antidilutive.

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

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

2.    Inventories
      -----------

The Company uses the last-in, first-out (LIFO) method to value inventory.

Inventories are comprised of the following:

                                    January 25,     October 26,
                                       2003            2002
                                    -----------     -----------

      Raw materials                 $4,319,100      $3,808,400
      Work-in-process                  465,700         614,000
      Finished goods                   663,100         625,900
                                    ----------      ----------
                                    $5,447,900      $5,048,300
                                    ==========      ==========

The Company has estimated the fiscal year-end 2003 inventory levels and the inflation/deflation that will occur during the fiscal year in determining their effect on the LIFO reserve at January 25, 2003. As a result, the Company anticipates an increase in its LIFO valuation account as of October 25, 2003. Accordingly, the Company has recorded an increase of $22,500, on a pro rata basis, in the LIFO reserve during the first three months of fiscal 2003. During the first three months of 2002, the Company also recorded, on a pro rata basis, an increase of $22,500 in the LIFO reserve. Inventories would have been $1,054,000 higher at January 25, 2003 and $1,031,500 higher as of October 26, 2002, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

3.    Long-Term Debt
      --------------

                                      January 25, 2003     October 26, 2002
                                      ----------------     ----------------

Term Loan with an interest rate
 of 6.46%, with repayment terms
 through April 2015, secured by
 the Company's facility located
 at 150 John Hancock Road.               $4,052,500           $4,106,400

Term Loan with an interest rate
 of 6.46%, with repayment terms
 through April 2007, secured by
 certain equipment.                         263,900              277,300

Term Loan with an interest rate
 of 8.50%, with repayment terms
 through October 2007, secured
 by certain equipment.                      371,100              386,700
                                         ----------           ----------

                                          4,687,500            4,770,400

Less current portion                        346,200              340,300
                                         ----------           ----------

Long term debt, net of current
 portion                                 $4,341,300           $4,430,100
                                         ==========           ==========

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

4.    Property, Plant and Equipment
      -----------------------------

                                      January 25, 2003     October 26, 2002
                                      ----------------     ----------------

Land                                     $   921,500          $   921,500
Building and building improvements         5,658,300            5,658,300
Furniture and fixtures                       711,300              711,300
Machinery, patterns and equipment          5,116,900            5,092,000
Transportation equipment                      80,400               80,400
Leasehold improvements                        20,400               20,400
Equipment under capital lease                769,200              769,200
                                         -----------          -----------

                                          13,278,000           13,253,100
Less accumulated depreciation              5,098,100            4,904,500
                                         -----------          -----------
                                         $ 8,179,900          $ 8,348,600
                                         ===========          ===========

5.    Split-Dollar Premiums
      ---------------------

As discussed in more detail in note 1, the Company has a split dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. At January 25, 2003 the Company had an unrealized accumulated loss of $847,000, net of taxes of $338,800, included in accumulated other comprehensive income. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with such agreement.

6.    Taxes on Income
      ---------------

Taxes (benefit) on income (loss) for the three-months ended January 25, 2003 includes a $108,500 credit received for research and development expenditures. The credits relate to the years ended October 1999 and October 2000. The Company took the position that income should not have been recognized until the IRS approved such refund credits.

7.    Major Customer
      --------------

The Company had sales to one major customer, which represented 24% or approximately $1,234,000 of total sales for the three-months ended January 26, 2002. Sales to this customer amounted to $3,000 for the three-months ended January 25, 2003. On April 19, 2002, the Company announced that its exclusive agreement with this customer would not be extended. The agreement expired on June 30, 2002.

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

8.    Revolving Demand Note Payable
      -----------------------------

The Company has a $6,000,000 Credit Agreement with Brown Brothers Harriman & Co., collateralized by inventory, accounts receivable and general intangibles. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at January 25, 2003, the Company had approximately $4,685,600 available for borrowing. As of January 25, 2003, the Company had approximately $4,494,800 in unused borrowing capacity under the Credit Agreement and approximately $151,100 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances. The Agreement does not have an expiration date, but is payable on written demand.

Item 2 - Management's Discussion and Analysis
---------------------------------------------
Of Financial Condition and Results Of Operations
------------------------------------------------

Forward Looking Information
---------------------------

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

Results of Operations
---------------------

Net sales decreased by $178,700, or 4%, during the first quarter of fiscal 2003 as compared to the same period in fiscal 2002. The decrease in net sales was primarily from the loss of the Company's major customer substantially offset by increases in net sales to others.

Gross profit decreased $8,100 or 1%, during the first quarter of fiscal 2003 as compared to the same period in fiscal 2002. As a percentage of net sales, gross profit was 21% during the first quarter of fiscal year 2003 and 20% during the first quarter of fiscal 2002.

Operating expenses, which consist of selling, general and administrative expenses as well as research and development expenses, decreased $29,500 for the first quarter of fiscal 2003 as compared to the same period in fiscal 2002. The decrease in operating expenses was primarily from reduced labor costs resulting from a reduction in personnel from the prior fiscal year.

Net interest expense decreased $43,100 during the first quarter of fiscal 2003 as compared to the same period in fiscal 2002. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs.

During the first quarter ended January 25, 2003, the Company received and recorded a credit to its tax provision amounting to $108,500 of research and development credits from the U.S. Department of the Treasury.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

For the first quarter ended January 25, 2003, the Company reported a net loss of $177,500, as compared to a net loss of $328,700 for the same period in fiscal 2002. The net loss for the quarter ended January 25, 2003 was $286,000 prior to the recording of the research and development credits.

On April 19, 2002 the Company announced that its exclusive agreement with its largest customer would not be extended. The agreement expired on June 30, 2002. The Company had anticipated the loss of this agreement and has undertaken certain cost reduction programs.

Liquidity and Capital Resources
-------------------------------

During the first three months of fiscal 2003, net cash used by operating activities was $2,652,100, compared to net cash used by operations of $401,400 for the first three months in fiscal 2002. The increase in cash used by operating activities was primarily the result of increases in inventory and accounts receivable and from the payment of income taxes. The accrued income tax payments of $1,317,700 paid during the quarter ended January 25, 2003, relate to the arbitration award previously discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

During the three months ended January 25, 2003, the Company purchased machinery and equipment of $24,900. The Company plans additional capital spending of $200,000 during the remainder of the fiscal year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the industrial revenue bond is a 15-year mortgage loan, with $4,052,500 outstanding at January 25, 2003. The loan agreement requires monthly payments of $40,000. The equipment portion of the industrial revenue bond is a 7-year term loan, with $263,900 outstanding at January 25, 2003. The term loan requires monthly payments of $5,900. The Company also has an additional 7-year equipment loan, with $371,100 outstanding at January 25, 2003. This loan agreement requires a monthly payment of $7,900.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation at January 25, 2003, the Company had approximately $4,494,800 available for borrowing. At January 25, 2003, the Company had no outstanding borrowings under the Credit Agreement and approximately $151,100 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2003.

Domestic inflation is not expected to have a material impact on the Company's operations.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first three months of fiscal 2003.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended October 26, 2002 regarding this matter.

Item 4 - Controls and Procedures
--------------------------------

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

Part II.  Other Information

      Item 1   Legal Proceedings

               None to report other than previously discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

      Item 2  Changes in Securities

              None to report

      Item 3  Default Upon Senior Securities

              None to report

      Item 4  Submissions of Matters to a Vote of Security Holders

              None to report

      Item 5  Other Information

              (a)   Split-Dollar Life Insurance Agreement

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


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  February 18, 2003               /s/ John H. Westerbeke, Jr.
       -----------------                   --------------------------------
                                           John H. Westerbeke, Jr.
                                           Chairman of the Board,
                                           President and Principal
                                           Executive Officer


Dated  February 18, 2003               /s/ Gregory Haidemenos
       -----------------                   --------------------------------
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

Date:  February 18, 2003

                                       /s/ John H. Westerbeke, Jr.
                                           --------------------------------
                                           John H. Westerbeke, Jr.
                                           Principal Executive Officer

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

Date: February 18, 2003

                                       /s/ Gregory Haidemenos
                                           --------------------------------
                                           Gregory Haidemenos
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