Form 10-Q
period 2003-04-26
WESTERBEKE CORP
filed 2003-05-23
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    April 26, 2003
                                         --------------

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

      Commission file number    0-15046
                                -------

                           Westerbeke Corporation
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                               04-1925880
---------------------------------------      ------------------------------
    (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)               Identification No.)

    Myles Standish Industrial Park
        Taunton, Massachusetts                            02780
---------------------------------------      ------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code    (508) 823-7677
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

                                                 Outstanding at
                Class                             May 19, 2003
                -----                            --------------
    Common Stock, $.01 par value                   1,954,809

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                                    INDEX

                                                                       Page

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

        Consolidated Balance Sheets as of
         April 26, 2003 and October 26, 2002                             3

        Consolidated Statements of
         Operations for the three
         months ended April 26, 2003
         and April 27, 2002                                              4

        Consolidated Statements of
         Operations for the six
         months ended April 26, 2003
         and April 27, 2002                                              5

        Consolidated Statements of
         Comprehensive Income (Loss) for
         the three and six months ended
         April 26, 2003 and April 27, 2002,
         respectively                                                    6

        Consolidated Statements of
         Cash Flows for the six
         months ended April 26, 2003
         and April 27, 2002                                              7

        Notes to Consolidated
         Financial Statements                                         8-13

      Item 2 -

        Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                                   14-16

      Item 3 -

        Quantitative and Qualitative Disclosures
         About Market Risk                                              17

      Item 4 -

        Controls and Procedures                                         17

Part II - Other Information                                          18-19

Signatures                                                              20

Certifications                                                       21-25

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                    April 26,       October 26,
                                                      2003             2002
                                                    ---------       -----------
                                                   (Unaudited)        Audited

ASSETS

Current assets:
  Cash and cash equivalents                        $   994,100      $ 4,471,100
  Accounts receivable, net of allowance for
   doubtful accounts and price allowances
   of $688,600 at April 26, 2003 and $480,000
   at October 26, 2002                               2,639,300        2,114,500
  Inventories (Note 2)                               6,223,400        5,048,300
  Prepaid expenses and other assets                    410,900          456,800
  Prepaid income taxes                                       -          267,800
  Deferred income taxes                              1,390,200          951,700
                                                   -----------      -----------
      Total current assets                          11,657,900       13,310,200
                                                   -----------      -----------

Property, plant and equipment, net (Note 4)          8,064,200        8,348,600
Split dollar premiums (Note 5)                       1,002,900        1,068,300
Other assets, net                                      160,400          170,300
Investments in marketable securities                   108,000          109,900
Note receivable - related party                         25,600           36,200
Deferred income taxes                                   75,200           46,400
                                                   -----------      -----------
                                                   $21,094,200      $23,089,900
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 3)       $   351,600      $   340,300
  Accounts payable                                   1,714,800        1,385,600
  Accrued expenses and other liabilities               913,300        1,237,400
  Accrued income taxes                                       -        1,317,700
                                                   -----------      -----------
      Total current liabilities                      2,979,700        4,281,000
                                                   -----------      -----------

Long-term debt, net of current portion (Note 3)      4,256,800        4,430,100
                                                   -----------      -----------
      Total liabilities                              7,236,500        8,711,100
                                                   -----------      -----------

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized
   1,000,000 shares; none issued or outstanding
  Common stock, $.01 par value; authorized
   5,000,000 shares; issued 2,244,682 at
   April 26, 2003 and October 26, 2002                  22,400           22,400
  Additional paid-in-capital                         6,126,700        6,126,700
  Accumulated other comprehensive loss                (511,700)        (468,600)
  Retained earnings                                  9,027,600        9,505,600
                                                   -----------      -----------
                                                    14,665,000       15,186,100
  Less - Treasury shares at cost, 289,873
   shares at April 26, 2003 and
   October 26, 2002                                    807,300          807,300
                                                   -----------      -----------
      Total stockholders' equity                    13,857,700       14,378,800
                                                   -----------      -----------
                                                   $21,094,200      $23,089,900
                                                   ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                    --------------------------
                                                     April 26,       April 27,
                                                       2003            2002
                                                     ---------       ---------
                                                            (Unaudited)

Net sales                                           $5,248,800      $7,428,600

Cost of sales                                        4,130,000       5,721,700
                                                    ----------      ----------

  Gross profit                                       1,118,800       1,706,900

Selling, general and administrative expense          1,246,000       1,237,000

Research and development expense                       317,600         282,900
                                                    ----------      ----------

  Income (loss) from operations                       (444,800)        187,000
                                                    ----------      ----------

Other income (expense):

  Interest expense, net                                (66,100)       (109,200)

  Other income                                          10,000          50,000
                                                    ----------      ----------

      Other expense, net                               (56,100)        (59,200)
                                                    ----------      ----------

  Income (loss) before income taxes                   (500,900)        127,800

Provision for income taxes (benefit) (Note 6)         (200,400)       (262,600)
                                                    ----------      ----------

Net income (loss)                                   $ (300,500)     $  390,400
                                                    ==========      ==========

Income (loss) per common share, basic               $     (.15)     $      .20
                                                    ==========      ==========

Income (loss) per common share, diluted             $     (.15)     $      .19
                                                    ==========      ==========

Weighted average common shares, basic                1,954,809       1,951,168
                                                    ==========      ==========

Weighted average common shares, diluted              1,954,809       2,005,318
                                                    ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Six Months Ended
                                                    ----------------------------
                                                     April 26,        April 27,
                                                       2003             2002
                                                     ---------        ---------
                                                            (Unaudited)

Net sales                                           $ 9,744,600      $12,103,100

Cost of sales                                         7,678,900        9,441,200
                                                    -----------      -----------

      Gross profit                                    2,065,700        2,661,900

Selling, general and administrative expense           2,304,900        2,331,900

Research and development expense                        628,400          587,200
                                                    -----------      -----------

      Loss from operations                             (867,600)        (257,200)
                                                    -----------      -----------

Other income (expense):

  Interest expense, net                                (126,600)        (212,800)

  Other income                                           10,000           50,000
                                                    -----------      -----------

      Other expense, net                               (116,600)        (162,800)
                                                    -----------      -----------

  Loss before income taxes                             (984,200)        (420,000)

Provision for income taxes (benefit) (Note 6)          (506,200)        (481,700)
                                                    -----------      -----------

Net income (loss)                                   $  (478,000)     $    61,700
                                                    ===========      ===========

Income (loss) per common share, basic               $      (.24)     $       .03
                                                    ===========      ===========

Income (loss) per common share, diluted             $      (.24)     $       .03
                                                    ===========      ===========

Weighted average common shares, basic                 1,954,809        1,943,322
                                                    ===========      ===========

Weighted average common shares, diluted               1,954,809        1,997,472
                                                    ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                       Three Months Ended
                                                --------------------------------
                                                April 26, 2003    April 27, 2002
                                                --------------    --------------
                                                           (Unaudited)

Net income (loss)                                 $(300,500)        $ 390,400
Unrealized losses on marketable securities,
 net of income taxes of $9,100 at April 26,
 2003 and $33,900 at April 27, 2002                 (13,600)          (50,800)
                                                  ---------         ---------
Comprehensive income (loss)                       $(314,100)        $ 339,600
                                                  =========         =========

                                                        Six Months Ended
                                                --------------------------------
                                                April 26, 2003    April 27, 2002
                                                --------------    --------------
                                                           (Unaudited)

Net income (loss)                                 $(478,000)        $  61,700
Unrealized losses on marketable securities,
 net of income taxes of $28,800 at April 26,
 2003 and $20,100 at April 27, 2002                 (43,100)          (30,100)
                                                  ---------         ---------
Comprehensive income (loss)                       $(521,100)        $  31,600
                                                  =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                           ----------------------------
                                                             April 26,        April 27,
                                                               2003             2002
                                                             ---------        ---------
                                                                    (Unaudited)

Cash flows from operating activities:
Net income (loss)                                          $  (478,000)      $   61,700
  Reconciliation of net income (loss) to net cash
   provided (used) by operating activities:
    Depreciation and amortization                              394,800          396,300
    Deferred income taxes                                     (438,500)               -
    Gain on disposal of fixed assets                           (10,000)               -
    Changes in operating assets and liabilities:
      Accounts receivable                                     (524,800)        (623,800)
      Inventories                                           (1,175,100)       1,345,900
      Prepaid expenses and other assets                         45,900          (20,100)
      Accounts payable                                         329,200           11,400
      Accrued expenses and other liabilities                  (324,100)          32,300
      Prepaid income taxes                                     267,800                -
      Accrued income taxes payable                          (1,317,700)         165,600
                                                           -----------      -----------
Net cash provided (used) by operating activities            (3,230,500)       1,369,300
                                                           -----------      -----------

Cash flows used in investing activities:
  Purchase of property, plant and equipment                   (100,400)        (147,100)
  Proceeds from sale of fixed assets                            10,000                -
  Purchase of marketable securities                             (4,700)         (13,300)
  Proceeds from payment of note receivable - related
   party                                                        10,600            9,900
                                                           -----------      -----------
Net cash used in investing activities                          (84,500)        (150,500)
                                                           -----------      -----------

Cash flows from financing activities:
  Exercise of stock options                                          -           21,700
  Net repayments under revolving demand note                         -         (500,000)
  Principal payments on long-term debt and capital
   leases                                                     (162,000)        (156,400)
                                                           -----------      -----------
Net cash used in financing activities                         (162,000)        (634,700)
                                                           -----------      -----------

Increase (decrease) in cash and cash equivalents            (3,477,000)         584,100
Cash and cash equivalents, beginning of period               4,471,100           40,300
                                                           -----------      -----------
Cash and cash equivalents, end of period                   $   994,100      $   624,400
                                                           ===========      ===========

Supplemental cash flow disclosures:
  Interest paid                                            $   153,000      $   238,500
  Income taxes paid                                          1,362,500                -
Supplemental disclosures of non-cash items:
  Decrease in unrealized gains on marketable
   securities, net of income taxes                              (3,900)          (8,800)
  Unrealized loss in split-dollar life insurance
   investments, net of income taxes                             39,200           21,300

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

In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of April 26, 2003, and the results of their operations and their cash flows, for the three and six-month periods then ended, have been included.

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

                                    For the three months ended:
                --------------------------------------------------------------------
                        April 26, 2003                     April 27, 2002
                -------------------------------    ---------------------------------
                  Loss                     Net      Income                     Net
                per share    Shares        Loss    per share    Shares       Income
                ---------    ------        ----    ---------    ------       ------

Basic             $.15      1,954,809    $300,500    $ .20     1,951,168    $390,400
Effect of
 Stock options       -              -           -     (.01)       54,150           -
                  ----      ---------    --------    -----     ---------    --------

Diluted           $.15      1,954,809    $300,500    $ .19     2,005,318    $390,400
                  ====      =========    ========    =====     =========    ========

                                     For the six months ended:
                --------------------------------------------------------------------
                        April 26, 2003                     April 27, 2002
                -------------------------------    ---------------------------------
                  Loss                     Net      Income                     Net
                per share    Shares        Loss    per share    Shares       Income
                ---------    ------        ----    ---------    ------       ------

Basic             $.24      1,954,809    $478,000    $.03      1,943,322    $61,700
Effect of
 Stock options       -              -           -       -         54,150          -
                  ----      ---------    --------    ----      ---------    -------

Diluted           $.24      1,954,809    $478,000    $.03      1,997,472    $61,700
                  ====      =========    ========    ====      =========    =======

At April 26, 2003, there were 108,300 exercisable options outstanding, which were convertible into 108,300 common shares. These shares were excluded from the earnings per share calculation in both the three and six-month periods ended April 26, 2003, since their inclusion would have been antidilutive.

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

2.    Inventories
      -----------

The Company uses the last-in, first-out (LIFO) method to value inventory.

Inventories are comprised of the following:

                                       April 26,      October 26,
                                         2003            2002
                                       ---------      -----------

      Raw materials                   $4,842,500      $3,808,400
      Work-in-process                    557,600         614,000
      Finished goods                     823,300         625,900
                                      ----------      ----------
                                      $6,223,400      $5,048,300
                                      ==========      ==========

The Company has estimated the fiscal year-end 2003 inventory levels and the inflation/deflation that will occur during the fiscal year in determining their effect on the LIFO reserve at April 26, 2003. As a result, the Company anticipates an increase in its LIFO valuation account as of October 25, 2003. Accordingly, the Company has recorded an increase of $45,000, on a pro rata basis, in the LIFO reserve during the first six months of fiscal 2003. During the first six months of 2002, the Company recorded, on a pro rata basis, a decrease of $215,300 in the LIFO reserve. Inventories would have been $1,076,500 higher at April 26, 2003 and $1,031,500 higher as of October 26, 2002, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

3.    Long-Term Debt
      --------------

                                                       April 26, 2003    October 26, 2002
                                                       --------------    ----------------

Term Loan with an interest rate of 6.46%, with
 repayment terms through April 2015, secured
 by the Company's facility located at
 150 John Hancock Road.                                  $ 3,997,700        $ 4,106,400

Term Loan with an interest rate of 6.46%, with
 repayment terms through April 2007, secured
 by certain equipment.                                       250,300            277,300

Term Loan with an interest rate of 8.50%, with
 repayment terms through October 2007, secured
 by certain equipment.                                       360,400            386,700
                                                         -----------        -----------

                                                           4,608,400          4,770,400
Less current portion                                         351,600            340,300
                                                         -----------        -----------

Long term debt, net of current portion                   $ 4,256,800        $ 4,430,100
                                                         ===========        ===========

4.    Property, Plant and Equipment
      -----------------------------

                                                       April 26, 2003    October 26, 2002
                                                       --------------    ----------------

Land                                                     $   921,500        $   921,500
Building and building improvements                         5,658,300          5,658,300
Furniture and fixtures                                       744,900            711,300
Machinery, patterns and equipment                          5,158,800          5,092,000
Transportation equipment                                      47,000             80,400
Leasehold improvements                                        20,400             20,400
Equipment under capital lease                                769,200            769,200
                                                         -----------        -----------

                                                          13,320,100         13,253,100
Less accumulated depreciation                              5,255,900          4,904,500
                                                         -----------        -----------
                                                         $ 8,064,200        $ 8,348,600
                                                         ===========        ===========

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

5.    Split-Dollar Premiums
      ---------------------

As discussed in more detail in note 1, the Company has a split dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. At April 26, 2003 the Company had an unrealized accumulated loss of $866,700, net of taxes of $346,700, included in accumulated other comprehensive income. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with such agreement.

6.    Taxes on Income
      ---------------

Taxes (benefit) on income (loss) for the six-months ended April 26, 2003 includes a $108,500 credit received for research and development expenditures. The credits relate to the years ended October 1999 and October 2000. The Company took the position that income should not have been recognized until the IRS approved such refund credits.

7.    Major Customer
      --------------

      On April 19, 2002, the Company announced that its exclusive agreement with this customer would not be extended. The agreement expired on June 30, 2002. The Company had sales to this customer, which represented 26% or approximately $1,680,300 of total sales for the three-months ended April 27, 2002 and 23% or approximately $2,914,300 of total sales for the six-months ended April 27, 2002. Sales to this customer amounted to $13,000 for the three-months ended April 26, 2003 and $16,000 for the six-months ended April 26, 2003.

8.    Revolving Demand Note Payable
      -----------------------------

The Company has a $6,000,000 Credit Agreement with Brown Brothers Harriman & Co., collateralized by inventory, accounts receivable and general intangibles. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at April 26, 2003, the Company had approximately $4,636,200 available for borrowing. As of April 26, 2003, the Company had approximately $4,256,500 in unused borrowing capacity under the Credit Agreement and approximately $379,700 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances. The Agreement does not have an expiration date, but is payable on written demand.

9.    Subsequent Events
      -----------------

As previously announced, on May 2, 2003, the Company entered into a definitive merger agreement with Westerbeke Acquisition Corporation ("Acquisition Corp."). Under the terms of the merger agreement, each of the approximately 850,000 shares of Westerbeke common stock not owned by Acquisition Corp. will be converted upon completion of the merger into the right to receive $3.00 per share in cash. Acquisition Corp. is a corporation formed and wholly owned

                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

by Westerbeke's Chairman, President and Chief Executive Officer, John H. Westerbeke, Jr. Acquisition Corp. owns approximately 56.2% of the outstanding shares of Westerbeke common stock.

On May 12, 2003, the Company announced that a purported class action lawsuit has been filed naming the Company and its directors as defendants. The complaint alleges, among other things, that the proposed merger, as discussed above, is being advanced through "unfair procedures" and the consideration offered in the merger is "grossly unfair, inadequate and provides value to [Westerbeke] stockholders substantially below the fair or inherent value of the Company" and "does not constitute maximization of stockholder value". The complaint also alleges breaches by the defendants of their fiduciary duties to the Company's public stockholders in connection with the proposed merger. The lawsuit seeks to enjoin the merger or, if it is consummated, to recover damages. The Company believes that the lawsuit lacks merit and intends to vigorously defend the lawsuit.

Item 2 - Management's Discussion and Analysis
---------------------------------------------
Of Financial Condition and Results Of Operations
------------------------------------------------

Forward Looking Information
---------------------------

This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. In addition to the historical information contained herein, the discussions contained in this document include statements that constitute forward-looking statements under the Safe Harbor provisions of the Private Securities Reform Act of 1995. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the inability to replace revenues and/or profits associated with the loss of the exclusive agreement with its largest customer; the unanticipated loss of a major supplier; the unanticipated required repayment in full of outstanding amounts under the Company's demand credit facility; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; failure of the requisite number of Westerbeke stockholders to approve the transaction; the costs related to the transaction; litigation challenging the transaction; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved.

Results of Operations -
-----------------------

Net sales decreased by $2,179,800, or 29%, during the second quarter of fiscal 2003 and decreased by $2,358,500, or 19%, for the first six months of fiscal 2003 as compared to the same periods in fiscal 2002. The decrease in net sales for both the three and six-month periods resulted primarily from the loss of the Company's major customer offset by increases in net sales to others.

Gross profit decreased $588,100, or 34%, during the second quarter and decreased $596,200, or 22%, for the first six months of fiscal 2003 as compared to the same period in fiscal 2002. As a percentage of net sales, gross profit was 21% during the second quarter of fiscal 2003 and 23%
compared to the same period in fiscal 2002.   For the six months ended April
26, 2003, gross profit was 21% compared to 22% for the same period ended April 27, 2002.

Operating expenses, which consist of selling, general and administrative expenses as well as research and development expenses, increased $43,700 for the second quarter and increased $14,200 in the first six months of fiscal 2003, as compared to the same periods in fiscal 2002. The increase in operating expenses was primarily attributable to increases in the utilization of outside consultants in engineering and also to an increase in advertising expenditures.

Net interest expense decreased $43,100 during the second quarter and decreased $86,200 for the first six months of fiscal 2003 as compared to the same periods in fiscal 2002. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs.

Other income in fiscal year 2003 is from the sale of a vehicle. Other income in fiscal 2002 is from a patent settlement awarded to the Company.

During the first quarter of fiscal 2003, the Company received and recorded a credit to its tax provision amounting to $108,500 of research and development credits from the U.S. Department of the Treasury.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

During the second quarter ended April 27, 2002, the Company received $353,700 of research and development credits from the U.S. Department of the Treasury.

For the second quarter ended April 26, 2003, the Company reported a net loss of $300,500, compared to net income of $390,400 for the same period in fiscal 2002. For the six months ended April 26, 2003, the Company reported a net loss of $478,000 as compared to net income of $61,700 for the six-months ended April 27, 2002.

On April 19, 2002 the Company announced that its exclusive agreement with its largest customer would not be extended. The agreement expired on June 30, 2002. The Company had anticipated the loss of this agreement and has undertaken certain cost reduction programs.

Liquidity and Capital Resources
-------------------------------

During the first six months of fiscal 2003, net cash used by operating activities was $3,230,500, compared to net cash provided by operations of $1,369,300 for the first six months of fiscal 2002. The increase in cash used by operating activities was primarily the result of increases in inventory and accounts receivable and from the payment of income taxes. The accrued income tax payments of $1,317,700 paid during the six-months ended April 26, 2003, relate to the arbitration award previously discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

During the six months ended April 26, 2003, the Company purchased machinery and equipment in the amount of $100,400. The Company plans additional capital spending of $100,000 during the remainder of the fiscal year. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the industrial revenue bond is a 15-year mortgage loan, with $3,997,700 outstanding at April 26, 2003. The loan agreement requires monthly payments of $40,000. The equipment portion of the industrial revenue bond is a 7-year term loan, with $250,300 outstanding at April 26, 2003. The term loan requires monthly payments of $5,900. The Company also has an additional 7-year equipment loan, with $360,400 outstanding at April 26, 2003. This loan agreement requires a monthly payment of $7,900.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation at April 26, 2003, the Company had approximately $4,636,200 available for borrowing. At April 26, 2003, the Company had approximately $379,700 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2003.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first six months of fiscal 2003.

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

Part II.  Other Information

Item 1  Legal Proceedings
-------------------------

As previously announced, on May 12, 2003, a purported class action lawsuit has been filed naming the Company and its directors as defendants. The complaint alleges, among other things, that the proposed merger, as discussed above, is being advanced through "unfair procedures" and the consideration offered in the merger is "grossly unfair, inadequate and provides value to [Westerbeke] stockholders substantially below the fair or inherent value of the Company" and "does not constitute maximization of stockholder value". The complaint also alleges breaches by the defendants of their fiduciary duties to the Company's public stockholders in connection with the proposed merger. The lawsuit seeks to enjoin the merger or, if it is consummated, to recover damages. The Company believes that the lawsuit lacks merit and intends to vigorously defend the lawsuit.

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

Item 6  Exhibits and Reports on Form 8-K
----------------------------------------

      (a)   Exhibits

      None to report

      (b)   Reports on Form 8-K

      In a Current Report filed on Form 8-K dated May 5, 2003, the Company announced that it has entered into a definitive merger agreement with Westerbeke Acquisition Corporation ("Acquisition Corp."). Under the terms of the merger agreement, each of the approximately 850,000 shares of Westerbeke common stock not owned by Acquisition Corp. will be converted upon completion of the merger into the right to receive $3.00 per share in cash. Acquisition Corp. is a corporation formed and wholly owned by Westerbeke's Chairman, President and Chief Executive Officer, John H. Westerbeke, Jr. Acquisition Corp. owns approximately 56.2% of the outstanding shares of Westerbeke common stock.

      In a Current Report filed on Form 8-K dated May 12, 2003, the Company announced that a purported class action lawsuit has been filed naming Westerbeke Corporation (the "Company") and its directors as defendents. The complaint alleges, among other things, that the proposed merger, announced on May 5, 2003, of the Company and Westerbeke Acquisition Corporation is being advanced through "unfair practices" and the consideration offered in the merger is "grossly unfair, inadequate and provides value to [Westerbeke] stockholders substantially below the fair or inherent value of the Company" and "does not constitute maximization of stockholder value." The complaint also alleges breaches by the defendants of their fiduciary duties to the Company's public stockholders in connection with the proposed merger. The lawsuit seeks to enjoin the proposed merger or, if it is consummated, to recover damages. The Company believes that the lawsuit lacks merit and intends to vigorously defend the lawsuit.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  May 23, 2003                    /s/ John H. Westerbeke, Jr.
       ------------                    ------------------------------------
                                       John H. Westerbeke, Jr.
                                       Chairman of the Board,
                                       President and Principal
                                       Executive Officer

Dated  May 23, 2003                    /s/ Gregory Haidemenos
       ------------                    ------------------------------------
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

Date: May 23, 2003

                                       /s/ John H. Westerbeke, Jr.
                                       ------------------------------------
                                       John H. Westerbeke, Jr.
                                       Principal Executive Officer

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

Date: May 23, 2003

                                       /s/ Gregory Haidemenos
                                       ------------------------------------
                                       Gregory Haidemenos
                                       Principal Financial Officer

                                EXHIBIT INDEX

Exhibit    Description
-------    -----------
99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002