Form 10-Q
period 2003-07-26
WESTERBEKE CORP
filed 2003-09-09
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----- SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  July 26, 2003
                                        -------------

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----- SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ----------    ----------

       Commission file number  0-15046
                               -------

                           Westerbeke Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                               04-1925880
   -------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. employer
   incorporation or organization)                Identification No.)

   Myles Standish Industrial Park
       Taunton, Massachusetts                           02780
---------------------------------------              ----------
(Address of principal executive office)              (Zip Code)

      Registrant's telephone number, including area code  (508) 823-7677
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

                             Yes   X   No
                                 -----    -----

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                             Yes       No   X
                                 -----    -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                         Outstanding at
                   Class                 August 25, 2003
                   -----                 ---------------

        Common Stock, $.01 par value        1,954,809

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                                    INDEX

                                                                       Page

Part I - Financial Information

      Item 1 - Consolidated Financial Statements

        Consolidated Balance Sheets as of July 26, 2003
         and October 26, 2002                                            3

        Consolidated Statements of Operations for the three
         months ended July 26, 2003 and July 27, 2002                    4

        Consolidated Statements of Operations for the nine
         months ended July 26, 2003 and July 27, 2002                    5

        Consolidated Statements of Comprehensive Income (Loss) for
         the three and nine months ended July 26, 2003
         and July 27, 2002, respectively                                 6

        Consolidated Statements of Cash Flows for the nine
         months ended July 26, 2003 and July 27, 2002                    7

        Notes to Consolidated Financial Statements                       8

      Item 2 -

        Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                                      14

      Item 3 -

        Quantitative and Qualitative Disclosures
         About Market Risk                                              17

      Item 4 -
        Controls and Procedures                                         17

Part II - Other Information                                             18

Signatures                                                              21

Exhibit Index                                                           22

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                      July 26,       October 26,
                                                                        2003            2002
                                                                     -----------     -----------
                                                                     (Unaudited)       Audited

ASSETS
Current assets:
  Cash and cash equivalents                                          $ 1,596,600     $ 4,471,100
  Accounts receivable, net of allowance for doubtful accounts and price allowances of $718,000 at July 26, 2003
   and $480,000 at October 26, 2002                                    2,123,800       2,114,500
  Inventories (Note 2)                                                 5,561,900       5,048,300
  Prepaid expenses and other assets                                      299,400         456,800
  Prepaid income taxes                                                         -         267,800
  Deferred income taxes                                                1,275,400         951,700
                                                                     -----------     -----------
      Total current assets                                            10,857,100      13,310,200
                                                                     -----------     -----------

Property, plant and equipment, net (Note 4)                            7,909,600       8,348,600
Split dollar premiums (Note 5)                                         1,149,200       1,068,300
Other assets, net                                                        155,500         170,300
Investments in marketable securities                                     104,600         109,900
Note receivable - related party                                           20,100          36,200
Deferred income taxes                                                     18,000          46,400
                                                                     -----------     -----------
                                                                     $20,214,100     $23,089,900
                                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 3)                         $   357,600     $   340,300
  Accounts payable                                                     1,189,400       1,385,600
  Accrued expenses and other liabilities                                 788,600       1,237,400
  Accrued income taxes                                                         -       1,317,700
                                                                     -----------     -----------
      Total current liabilities                                        2,335,600       4,281,000
                                                                     -----------     -----------
Long-term debt, net of current portion (Note 3)                        4,165,100       4,430,100
                                                                     -----------     -----------
      Total liabilities                                                6,500,700       8,711,100
                                                                     -----------     -----------

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   none issued or outstanding
  Common stock, $.01 par value; authorized 5,000,000 shares;
   issued 2,244,682 at July 26, 2003 and October 26, 2002                 22,400          22,400
  Additional paid-in-capital                                           6,126,700       6,126,700
  Accumulated other comprehensive loss                                  (426,000)       (468,600)
  Retained earnings                                                    8,797,600       9,505,600
                                                                     -----------     -----------
                                                                      14,520,700      15,186,100
  Less - Treasury shares at cost, 289,873 shares at July 26,
   2003 and October 26, 2002                                             807,300         807,300
                                                                     -----------     -----------
      Total stockholders' equity                                      13,713,400      14,378,800
                                                                     -----------     -----------
                                                                     $20,214,100     $23,089,900
                                                                     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended
                                                        -------------------------
                                                         July 26,       July 27,
                                                           2003           2002
                                                         --------       --------
                                                               (Unaudited)

Net sales                                               $5,698,000     $7,783,900

Cost of sales                                            4,494,000      5,953,000
                                                        ----------     ----------

  Gross profit                                           1,204,000      1,830,900

Selling, general and administrative expense (Note 9)     1,241,500        936,400

Research and development expense                           272,500        254,000
                                                        ----------     ----------

  Income (loss) from operations                          (310,000)       640,500
                                                        ----------     ----------

Other income (expense):

  Interest expense, net                                    (73,400)       (89,100)

  Other expense                                                  -              -
                                                        ----------     ----------

      Other expense, net                                   (73,400)       (89,100)
                                                        ----------     ----------

  Income (loss) before income taxes                       (383,400)       551,400

Provision for income taxes (benefit) (Note 6)             (153,400)       180,600
                                                        ----------     ----------


Net income (loss)                                       $ (230,000)    $  370,800
                                                        ==========     ==========


Income (loss) per common share, basic                   $     (.12)    $      .19
                                                        ==========     ==========

Income (loss) per common share, diluted                 $     (.12)    $      .19
                                                        ==========     ==========


Weighted average common shares, basic                    1,954,809      1,954,809
                                                        ==========     ==========

Weighted average common shares, diluted                  1,954,809      1,989,227
                                                        ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Nine Months Ended
                                                        ---------------------------
                                                         July 26,        July 27,
                                                           2003            2002
                                                         --------        --------
                                                               (Unaudited)

Net sales                                               $15,442,600     $19,887,000

Cost of sales                                            12,172,900      15,394,200
                                                        -----------     -----------

  Gross profit                                            3,269,700       4,492,800

Selling, general and administrative expense (Note 9)      3,546,400       3,268,300

Research and development expense                            900,900         841,200
                                                        -----------     -----------

  Income (loss) from operations                          (1,177,600)        383,300
                                                        -----------     -----------

Other income (expense):

  Interest expense, net                                    (200,000)       (301,900)

  Other income                                               10,000          50,000
                                                        -----------     -----------

      Other expense, net                                   (190,000)       (251,900)
                                                        -----------     -----------

  Income (loss) before income taxes                      (1,367,600)        131,400

Provision for income taxes (benefit) (Note 6)              (659,600)       (301,100)
                                                        -----------     -----------


Net income (loss)                                       $  (708,000)    $   432,500
                                                        ===========     ===========


Income (loss) per common share, basic                   $      (.36)    $       .22
                                                        ===========     ===========

Income (loss) per common share, diluted                 $      (.36)    $       .22
                                                        ===========     ===========


Weighted average common shares, basic               1,954,809       1,947,151
                                                  ===========     ===========

Weighted average common shares, diluted             1,954,809       1,981,569
                                                  ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                         Three Months Ended
                                                                   -------------------------------
                                                                   July 26, 2003     July 27, 2002
                                                                   -------------     -------------
                                                                             (Unaudited)

Net income (loss)                                                   $(230,000)        $ 370,800
Unrealized gain (loss) on marketable securities, net of income taxes of $57,100 at July 26, 2003 and $75,200 at
 July 27, 2002                                                         85,700          (112,600)
                                                                    ---------         ---------
Comprehensive income (loss)                                         $(144,300)        $ 258,200
                                                                    =========         =========


                                                                          Nine Months Ended
                                                                   -------------------------------
                                                                   July 26, 2003     July 27, 2002
                                                                   -------------     -------------
                                                                             (Unaudited)

Net income (loss)                                                   $(708,000)        $ 432,500
Unrealized gain (loss) on marketable securities, net of
 income taxes of $28,400 at July 26, 2003 and $95,200
 at July 27, 2002                                                      42,600          (142,700)
                                                                    ---------         ---------
Comprehensive income (loss)                                         $(665,400)        $ 289,800
                                                                    =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                         ----------------------------
                                                                          July 26,         July 27,
                                                                            2003             2002
                                                                          --------         --------
                                                                                 (Unaudited)

Cash flows from operating activities:
Net income (loss)                                                        $  (708,000)     $   432,500
  Reconciliation of net income (loss) to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                            588,000          584,300
    Deferred income taxes                                                     85,200                -
    Gain on disposal of fixed assets                                         (10,000)               -
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (9,300)        (409,200)
      Inventories                                                           (513,600)       2,949,400
      Prepaid expenses and other assets                                     (251,500)        (149,700)
      Accounts payable                                                      (196,200)         (86,000)
      Accrued expenses and other liabilities                                (448,800)          (7,400)
      Prepaid income taxes                                                   267,800          346,200
      Accrued income taxes payable                                        (1,317,700)               -
                                                                         -----------      -----------
Net cash provided (used) by operating activities                          (2,514,100)       3,660,100
                                                                         -----------      -----------

Cash flows used in investing activities:
  Purchase of property, plant and equipment                                 (134,100)        (215,900)
  Proceeds from sale of fixed assets                                          10,000                -
  Purchase of marketable securities                                           (4,700)         (13,300)
  Proceeds from payment of note receivable - related party                    16,100           14,900
                                                                         -----------      -----------
Net cash used in investing activities                                       (112,700)        (214,300)
                                                                         -----------      -----------

Cash flows from financing activities:
  Exercise of stock options                                                        -           21,700
  Net repayments under revolving demand note                                       -       (2,500,000)
  Principal payments on long-term debt and capital leases                   (247,700)        (231,500)
                                                                         -----------      -----------
Net cash used in financing activities                                       (247,700)      (2,709,800)
                                                                         -----------      -----------

Increase (decrease) in cash and cash equivalents                          (2,874,500)         736,000
Cash and cash equivalents, beginning of period                             4,471,100           40,300
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $ 1,596,600      $   776,300
                                                                         ===========      ===========

Supplemental cash flow disclosures:
  Interest paid                                                          $   228,800      $   115,000
  Income taxes paid                                                        1,362,500                -
Supplemental disclosures of non-cash items:
  Unrealized gain (loss) on marketable securities,
   net of income taxes                                                        (6,000)           8,400
  Unrealized gain (loss) in split-dollar life insurance investments,
   net of income taxes                                                        48,600         (134,300)

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

      In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Westerbeke Corporation and Subsidiary as of July 26, 2003, and the results of their operations and their cash flows, for the three and nine-month periods then ended, have been included.

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


                                         For the three months ended:
                  -------------------------------------------------------------------------
                            July 26, 2003                          July 27, 2002
                  ----------------------------------     ----------------------------------
                    Loss                      Net         Income                     Net
                  per share     Shares        Loss       per share     Shares       Income
                  ---------     ------        ----       ---------     ------       ------

Basic               $.12       1,954,809    $230,000       $.19       1,954,809    $370,800
Effect of
Stock options          -               -           -          -          34,418           -
                    --------------------------------       --------------------------------

Diluted             $.12       1,954,809    $230,000       $.19       1,989,227    $370,800


                                         For the nine months ended:
                  -------------------------------------------------------------------------
                            July 26, 2003                          July 27, 2002
                  ----------------------------------     ----------------------------------
                    Loss                      Net         Income                     Net
                  per share     Shares        Loss       per share     Shares       Income
                  ---------     ------        ----       ---------     ------       ------

Basic               $.36       1,954,809    $708,000       $.22       1,947,151    $432,500
Effect of
Stock options          -               -           -          -          34,418           -
                    --------------------------------       --------------------------------

Diluted             $.36       1,954,809    $708,000       $.22       1,981,569    $432,500

      At July 26, 2003, there were 33,300 exercisable options outstanding, which were convertible into 33,300 common shares. These shares were excluded from the earnings per share calculation in both the three and nine-month periods ended July 26, 2003, since their inclusion would have been antidilutive.


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

2.    Inventories
      -----------

      The Company uses the last-in, first-out (LIFO) method to value inventory.

      Inventories are comprised of the following:


                           July 26,      October 26,
                             2003           2002
                           --------      -----------

      Raw materials       $4,511,600     $3,808,400
      Work-in-process        523,900        614,000
      Finished goods         526,400        625,900
                          ----------     ----------
                          $5,561,900     $5,048,300
                          ==========     ==========

      The Company has estimated the fiscal year-end 2003 inventory levels and the inflation/deflation that will occur during the fiscal year in determining their effect on the LIFO reserve at July 26, 2003. As a result, the Company anticipates an increase in its LIFO valuation account as of October 25, 2003. Accordingly, the Company has recorded an increase of $67,500, on a pro rata basis, in the LIFO reserve during the first nine months of fiscal 2003. During the first nine months of 2002, the Company recorded, on a pro rata basis, a decrease of $192,800 in the LIFO reserve. Inventories would have been $1,099,000 higher at July 26, 2003 and $1,031,500 higher as of October 26, 2002, if the first-in, first-out (FIFO) method had been used. Inventory cost determination on the FIFO method approximates replacement or current cost.


                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

3.    Long-Term Debt
      --------------


                                               July 26, 2003     October 26, 2002
                                               -------------     ----------------

Term Loan with an interest rate of 6.46%,
with repayment terms through April 2015,
secured by the Company's facility located
at 150 John Hancock Road.                       $3,942,100          $4,106,400

Term Loan with an interest rate of 6.46%,
with repayment terms through April 2007,
secured by certain equipment.                      236,500             277,300

Term Loan with an interest rate of 8.50%,
with repayment terms through October 2007,
secured by certain equipment.                      344,100             386,700
                                                ----------          ----------

                                                 4,522,700           4,770,400

Less current portion                               357,600             340,300
                                                ----------          ----------

Long term debt, net of current portion          $4,165,100          $4,430,100
                                                ==========          ==========

4.    Property, Plant and Equipment


                                               July 26, 2003     October 26, 2002
                                               -------------     ----------------

Land                                            $   921,500        $   921,500
Building and building improvements                5,658,300          5,658,300
Furniture and fixtures                              744,900            711,300
Machinery, patterns and equipment                 5,192,500          5,092,000
Transportation equipment                             47,000             80,400
Leasehold improvements                               20,400             20,400
Equipment under capital lease                       769,200            769,200
                                                -----------        -----------

                                                 13,353,800         13,253,100
Less accumulated depreciation                     5,444,200          4,904,500
                                                -----------        -----------
                                                $ 7,909,600        $ 8,348,600
                                                ===========        ===========


                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

5.    Split-Dollar Premiums
      ---------------------

      As discussed in more detail in note 1, the Company has a split dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. At July 26, 2003 the Company had an unrealized accumulated loss of $720,400, net of taxes of $288,200, included in accumulated other comprehensive income. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with such agreement.

6.    Taxes on Income
      ---------------

      Taxes (benefit) on income (loss) for the nine-months ended July 26, 2003 includes a $108,500 credit received for research and development expenditures. The credits relate to the years ended October 1999 and October 2000. The Company took the position that income should not have been recognized until the IRS approved such refund credits.

7.    Major Customer
      --------------

      On April 19, 2002, the Company announced that its exclusive agreement with this customer would not be extended. The agreement expired on June 30, 2002. The Company had sales to this customer which represented 20% or approximately $1,593,300 of total sales for the three-months ended July 27, 2002 and 22% or approximately $4,507,600 of total sales for the nine-months ended July 27, 2002. Sales to this customer amounted to $1,400 for the three-months ended July 26, 2003 and $17,400 for the nine-months ended July 26, 2003.

8.    Revolving Demand Note Payable
      -----------------------------

      The Company has a $6,000,000 Credit Agreement with Brown Brothers Harriman & Co., collateralized by inventory, accounts receivable and general intangibles. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at July 26, 2003, the Company had approximately $4,203,200 available for borrowing. As of July 26, 2003, the Company had approximately $3,802,400 in unused borrowing capacity under the Credit Agreement and approximately $400,800 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances. The Agreement does not have an expiration date, but is payable on written demand.

9.    Subsequent Events
      -----------------

      As previously announced, on May 2, 2003, the Company entered into a definitive merger agreement with Westerbeke Acquisition Corporation ("Acquisition Corp."). Under the terms of the merger agreement, each of the approximately 850,000 shares of Westerbeke common stock not owned by Acquisition Corp. will be converted upon completion of the merger into the right to receive $3.00 per share in cash. Acquisition Corp. is a corporation formed and wholly owned


                                  Continued

                    WESTERBEKE CORPORATION AND SUBSIDIARY

                                 (Unaudited)

      by Westerbeke's Chairman, President and Chief Executive Officer, John
      H. Westerbeke, Jr. Acquisition Corp. owns approximately 56.2% of the outstanding shares of Westerbeke common stock. The Company has incurred $408,900 of costs to date associated with the proposed merger. Due to uncertainty as to whether the proposed merger transaction will ultimately be completed, the costs incurred to date have been expensed and included in selling, general and administrative expenses.

      On May 12, 2003, the Company announced that a purported class action lawsuit has been filed naming the Company and its directors as defendants. The complaint alleges, among other things, that the proposed merger, as discussed above, is being advanced through "unfair procedures" and the consideration offered in the merger is "grossly unfair, inadequate and provides value to [Westerbeke] stockholders substantially below the fair or inherent value of the Company" and "does not constitute maximization of stockholder value". The complaint also alleges breaches by the defendants of their fiduciary duties to the Company's public stockholders in connection with the proposed merger. The lawsuit seeks to enjoin the merger or, if it is consummated, to recover damages. The Company believes that the lawsuit lacks merit and intends to vigorously defend the lawsuit. The Company is insured against damages and other costs relating to lawsuits of this nature subject to a retention of $125,000. The Company has incurred approximately $8,000 of costs to date in connection with this lawsuit.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

Item 2 - Management's Discussion and Analysis
---------------------------------------------
Of Financial Condition and Results Of Operations
------------------------------------------------

Forward Looking Information
---------------------------

This Quarterly Report on Form 10-Q contains forward-looking information about the Company. In addition to the historical information contained herein, the discussions contained in this document include statements that constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the inability to replace revenues and/or profits associated with the loss of the exclusive agreement with its largest customer; the unanticipated loss of a major supplier; the unanticipated required repayment in full of outstanding amounts under the Company's demand credit facility; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; failure of the requisite number of Westerbeke stockholders to approve the proposed merger with Acquisition Corp. (as discussed above); the costs related to such merger; litigation challenging such merger; and foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components. Accordingly, there can be no assurances that any anticipated future results will be achieved.

Results of Operations -
-----------------------

Net sales decreased by $2,085,900, or 27%, during the third quarter of fiscal 2003 and decreased by $4,444,400, or 22%, for the first nine months of fiscal 2003 as compared to the same periods in fiscal 2002. The decrease in net sales for both the three and nine-month periods resulted primarily from the loss of the Company's major customer offset by increases in net sales to others.

Gross profit decreased $626,900, or 34%, during the third quarter and decreased $1,223,100, or 27%, for the first nine months of fiscal 2003 as compared to the same period in fiscal 2002. As a percentage of net sales, gross profit was 21% during the third quarter of fiscal 2003 compared to 24%
for the same period in fiscal 2002.   For the nine months ended July 26,
2003, gross profit was 21% compared to 23% for the period ended July 27, 2002.

Operating expenses, which consist of selling, general and administrative expenses as well as research and development expenses, increased $323,600 for the third quarter and increased $337,800 in the first nine months of
fiscal 2003, as compared to the same periods in fiscal 2002.   The Company
has incurred $408,900 of costs to date associated with the proposed merger. Due to uncertainty as to whether the proposed merger transaction will ultimately be completed, the costs incurred to date have been expensed and included in selling, general and administrative expenses.

Net interest expense decreased $15,700 during the third quarter and decreased $101,900 for the first nine months of fiscal 2003 as compared to the same periods in fiscal 2002. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs.

Other income in fiscal year 2003 is from the sale of a vehicle. Other income in fiscal 2002 is from a patent settlement awarded to the Company.

                    WESTERBEKE CORPORATION AND SUBSIDIARY

During the first quarter of fiscal 2003, the Company received and recorded a credit to its tax provision amounting to $108,500 of research and development credits from the U.S. Department of the Treasury.

During the second quarter ended April 27, 2002, the Company received $353,700 of research and development credits from the U.S. Department of the Treasury.

For the third quarter ended July 26, 2003, the Company reported a net loss of $230,000, compared to net income of $370,800 for the same period in fiscal 2002. For the nine months ended July 26, 2003, the Company reported a net loss of $708,000 as compared to net income of $432,500 for the nine-months ended July 27, 2002.

On April 19, 2002 the Company announced that its exclusive agreement with its largest customer would not be extended. The agreement expired on June 30, 2002. The Company had anticipated the loss of this agreement and has undertaken certain cost reduction programs.

Liquidity and Capital Resources
-------------------------------

During the first nine months of fiscal 2003, net cash used by operating activities was $2,514,100, compared to net cash provided by operations of $3,660,100 for the first nine months of fiscal 2002. The increase in cash used by operating activities was primarily the result of increases in inventory and accounts receivable and from the payment of income taxes. The accrued income tax payments of $1,317,700 paid during the nine-months ended July 26, 2003, relate to the arbitration award previously discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

During the nine months ended July 26, 2003, the Company purchased machinery and equipment in the amount of $134,100. The Company plans additional capital spending of $75,000 during the remainder of the fiscal year.

On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance. The real estate portion of the industrial revenue bond is a 15-year mortgage loan, with $3,942,100 outstanding at July 26, 2003. The loan agreement requires monthly payments of $40,000. The equipment portion of the industrial revenue bond is a 7-year term loan, with $236,500 outstanding at July 26, 2003. The term loan requires monthly payments of $5,900. The Company also has an additional 7-year equipment loan, with $344,100 outstanding at July 26, 2003. This loan agreement requires a monthly payment of $7,900.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventory, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation at July 26, 2003, the Company had approximately $4,203,200 available for borrowing. At July 26, 2003, the Company had approximately $400,800 committed to cover the Company's reimbursement obligations under certain letters of credit and

                    WESTERBEKE CORPORATION AND SUBSIDIARY

bankers' acceptances. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2003.

Domestic inflation is not expected to have a material impact on the Company's operations.

The cost of engine blocks and other components is subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products during the first nine months of fiscal 2003.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended October 26, 2002 regarding this matter.

Item 4 - Controls and Procedures
--------------------------------

      (a) Evaluation of disclosure controls and procedures. As of the end of the Company's fiscal quarter ended July 26, 2003, an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the Company's principal executive officer and principal financial officer. Based upon that evaluation, the Company's principal executive officer and principal financial officer have each concluded that as of the end of that fiscal quarter, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

            It should be noted that while the Company's management believes that the Company's disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company's disclosure controls and procedures or internal controls will prevent all error and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

      (b) Changes in internal controls. During the fiscal quarter ended July 26, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    Other Information

  Item 1    Legal Proceedings
  ------    -----------------

            As previously announced on May 12, 2003, a purported class action lawsuit has been filed naming the Company and its directors as defendants. The complaint alleges, among other things, that the proposed merger with Acquisition Corp., as discussed above, is being advanced through "unfair procedures" and the consideration offered in the merger is "grossly unfair, inadequate and provides value to [Westerbeke] stockholders substantially below the fair or inherent value of the Company" and "does not constitute maximization of stockholder value".
            The complaint also alleges breaches by the defendants of their fiduciary duties to the Company's public stockholders in connection with the proposed merger. The lawsuit seeks to enjoin the merger or, if it is consummated, to recover damages. The Company believes that the lawsuit lacks merit and intends to vigorously defend the lawsuit. The Company is insured against damages and other costs relating to lawsuits of this nature subject to a retention of $125,000. The Company has incurred approximately $8,000 of costs to date in connection with this lawsuit.


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

  Item 6    Exhibits and Reports on Form 8-K
  ------    --------------------------------

            (a) Exhibits

                See the Exhibit Index to this Form 8-K.

            (b) Reports on Form 8-K

                During the fiscal quarter ended July 26, 2003 the Company filed the following Current Reports on Form 8-K:

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

                In a Current Report filed on Form 8-K dated May 12, 2003, the Company announced that a purported class action lawsuit has been filed naming the Company and its directors as defendants. The complaint alleges, among other things, that the proposed merger, announced on May 5, 2003, of the Company and Acquisition Corp. is being advanced through "unfair procedures" and the consideration offered in the merger is "grossly unfair, inadequate and provides value to [Westerbeke] stockholders substantially below the fair or inherent value of the Company" and "does not constitute maximization of stockholder value." The complaint also alleges breaches by the defendants of their fiduciary duties to the Company's public stockholders in connection with the proposed merger. The lawsuit seeks to enjoin the proposed merger or, if it is consummated, to recover damages. The Company believes that the lawsuit lacks merit and intends to vigorously defend the lawsuit.

                In a Current Report filed on Form 8-K dated June 4, 2003 the Company reported the following:

                John H. Westerbeke, Jr. ("Mr. Westerbeke"), the Chairman, President and Chief Executive Officer of the Company, received a preliminary inquiry from a private equity firm about the possibility of purchasing Mr. Westerbeke's beneficial interest in the Company on the terms set forth in its letter of such date. Mr. Westerbeke referred this inquiry to the special committee of the Company's Board of Directors. The private equity firm was informed of Mr. Westerbeke's unwillingness to sell any portion of his beneficial interest in the Company to a third party, and since such notification Mr. Westerbeke has not received any further communication from such firm.

                Also, Mr. Westerbeke received an inquiry from a potential strategic acquiror of the Company regarding the possibility of making an offer to purchase the entire Company at a price in excess of $3.00 per share of common stock. On May 21, 2003, counsel for the potential acquiror sent a letter to Pepe & Hazard LLP (counsel to Mr. Westerbeke and Acquisition Corp.), advising that the acquiror expected to make a formal proposal on the terms set forth in such counsel's letter of such date. The letter was referred to the special committee. Counsel for the special committee subsequently spoke to counsel for the potential acquiror to determine whether the proposal represented the acquiror's highest and best offer. Counsel for the potential acquiror responded that the potential acquiror would consider making a higher offer if, subject to the conditions set forth in such counsel's letter of May 21, 2003, its proposal were to receive the support of Mr. Westerbeke. The special committee also spoke to Mr. Westerbeke, who stated that he would not vote the shares of Company common stock beneficially owned by him (through Acquisition Corp.) in favor of such proposal. Counsel for the special committee informed counsel for the potential acquiror of Mr. Westerbeke's position.

                On May 27, 2003, the special committee received from the potential acquiror a formal offer to acquire the assets of the Company on the terms set forth in its letter of May 23, 2003, which terms were not materially different from the terms stated in its letter of May 23, 2003. Subsequently, a member of the special committee spoke to Mr. Westerbeke, who again stated that he would not vote the shares of Company common stock beneficially owned by him (through Acquisition Corp.) in favor of such offer. On May 28, 2003, the members of the special committee met and voted unanimously to recommend to the board of directors that the Company not pursue the offer. The basis of the special committee's recommendation was that, under Delaware law, the proposed acquisition would require approval by holders of a majority of the Company's common stock, and that in light of Mr. Westerbeke's stated opposition to the offer, it would be imprudent to expend Company resources pursuing a transaction that could not be consummated. The special committee reported its recommendation to the board of directors of the Company on May 29, 2003. On the same date, the board of directors (with Mr. Westerbeke abstaining), acting subsequent to the recommendation of the special committee, determined not to pursue the proposed transaction for the same reasons stated by the special committee. Thereafter, counsel for the special committee informed counsel for the potential acquiror of Mr. Westerbeke's position with respect to such offer. In addition, on May 29, 2003, the Chairman of the special committee advised the potential acquiror of the decision of the special committee and the board of directors and the reason therefor.

                In a Current Report filed on Form 8-K dated August 1, 2003 the Company reported the following:

                The special committee of the board of directors of the Company received from Valley Detroit Diesel Allison ("VDDA"), a potential strategic acquiror of the Company, a letter, dated July 18, 2003, offering to conduct a tender offer to purchase all of the outstanding common stock of the Company at a price of $3.70 per share. The offer was conditioned upon at least 90% of the outstanding shares of common stock of the Company being tendered in the tender offer. Subsequent to receiving the VDDA offer, a member of the special committee spoke to Mr. Westerbeke, who informed the special committee on July 28, 2003 that he would not tender the shares of the Company's common stock beneficially owned by him (through Acquisition Corp.) in connection with the VDDA offer.

                On July 28, 2003, the members of the special committee met and voted unanimously to recommend to the board of directors of the Company that the Company not pursue the VDDA proposal. The basis of the special committee's recommendation was that under the terms of the offer, the proposed acquisition would require the tender of at least 90% of the shares of the Company's outstanding common stock, and such condition could not be achieved given Mr. Westerbeke's stated unwillingness to tender the shares of the Company's common stock beneficially owned by him in connection with the offer. The special committee determined that it would be imprudent to expend the Company's resources pursuing a transaction that could not be consummated. On July 31, 2003, the Chairman of the special committee sent a letter, dated July 31, 2003, to VDDA informing VDDA of Mr. Westerbeke's position and the resulting determination by the special committee.

                On August 1, 2003, the board of directors of the Company (with Mr. Westerbeke abstaining), acting subsequent to the recommendation of the special committee, determined not to pursue the proposed transaction for the same reasons stated by the special committee.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERBEKE CORPORATION
                                       (Registrant)


Dated  September 9, 2003               /s/ John H. Westerbeke, Jr.
       -----------------               ------------------------------------
                                           John H. Westerbeke, Jr.
                                           Chairman of the Board,
                                           President and Principal
                                           Executive Officer


Dated  September 9, 2003               /s/ Gregory Haidemenos
       -----------------               ------------------------------------
                                           Gregory Haidemenos
                                           Principal Financial
                                           and Accounting Officer

                                EXHIBIT INDEX

Exhibit    Description
-------    -----------

31.1       Certification of Chief Executive Officer Pursuant to Rule 13e-14(a)

31.2       Certification of Chief Financial Officer Pursuant to Rule 13e-14(a)

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002