Form 10-K
period 2003-10-25
WESTERBEKE CORP
filed 2004-01-23
CIK 796502

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 25, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ____________

                       Commission file number 0-15046
                                              -------

                           WESTERBEKE CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                  041925880
----------------------------------------         ---------------------------
(State or other jurisdiction of Employer         (I.R.S. Identification No.)
     incorporation or organization)

     Myles Standish Industrial Park
      Taunton, Massachusetts 02780                          02780
----------------------------------------         ---------------------------
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

      Aggregate market value as of January 5, 2004              $2,783,800

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of January 5, 2004        1,954,809
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

      On May 5, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Westerbeke Acquisition Corporation ("Acquisition Corporation"), a corporation wholly-owned by John H. Westerbeke, Jr., the Chairman, President and Chief Executive Officer of the Company, pursuant to which the Company would merge with and into Acquisition Corporation (the "Merger"). Under the terms of the Merger Agreement, each of the approximately 850,000 shares of common stock of the Company not owned by Acquisition Corporation would be converted upon completion of the Merger into the right to receive $3.00 per share in cash. On December 16, 2003, the Company and Acquisition Corporation entered into an amendment to the Merger Agreement, which increased the merger consideration from $3.00 to $3.26 per share in cash. Completion of the Merger is subject to the satisfaction or waiver of a number of conditions and there can be no assurance that the Merger will be completed. A special meeting of the stockholders of the Company has been scheduled for February 5, 2004 in order to consider and vote on the adoption of the Merger Agreement. Definitive proxy materials relating to the Merger were mailed to the Company's stockholders on December 29, 2003. If the Merger is completed, the Company will become a private company of which John H. Westerbeke, Jr. will beneficially own 100% of the outstanding common stock.

Products
--------

      The Company's marine engine product line consists of 28 models of electrical generator sets, 22 models of inboard propulsion engines, and associated spare parts and accessories. The Company also offers 10 models of non-marine generator sets.

      The Company's diesel and gasoline engine-driven marine generator sets are installed in powerboats, houseboats, large sailboats and other pleasure and commercial boats to provide electricity for communication and navigational equipment, lighting, refrigeration and other galley services, and other safety, operating and convenience needs. The Company's present line of generator sets produce from 3.0 to 95 kilowatts of electricity. A generator set consists of an electrical generator and an attached diesel or gasoline engine used to drive the generator. These engines are water-cooled and range from one to six cylinders.

      The Company's propulsion engines are inboard engines, generally installed as auxiliary power systems for sailboats. The Company's propulsion engines are water-cooled and range from one to six cylinders and from 11 to 170 horsepower. Management believes that more than 90% of the propulsion engines produced by the Company are installed in sailboats of up to 50 feet in length. The Company's higher horsepower propulsion engines are also installed in powerboats of up to approximately 30 feet in length such as fishing boats, cruisers and workboats.

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

      The Company's product line includes 10 models of non-marine electrical generator sets which may be installed in fire trucks, rescue vehicles, motor coaches, refrigerated trucks and other specialty vehicles to provide electricity for lighting, refrigeration and other safety, operating and convenience needs. These generators may also be used as stand-by or secondary power sources in the event of power outages or in locations where primary power is not readily available, such as construction sites, rural areas and less developed countries.

      The Company offers a complete line of spare parts and accessories for its current product lines and for most discontinued models. The Company's line of spare parts includes oil and fuel filters, belts, thermostats, distributor caps, fuses, spark plugs, wiring, alternators, heat exchangers, circuit breakers, water and fuel pumps, starter motors and fuel solenoids. Many basic parts are packaged and sold as spare part kits. Accessories offered by the Company include various control and instrument panels; exhaust silencers and generator sound enclosures.

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

Design and Development
----------------------

      The Company has an ongoing product improvement and development program intended to enhance the reliability, performance and longevity of existing products, and to develop new products. A significant portion of the Company's senior management's time, as well as the efforts of the Company's nine-person product engineering department, is spent in this area. As part of the Company's ongoing product development program, the Company upgrades its engine products and periodically adds models to its product line. For example, as and when improvements in component parts allow, the Company may manufacture smaller or more lightweight versions of existing models. In fiscal 2003, the product-engineering department focused principally on the modernization of the Company's existing product line and modifications, which the Company believes will be required as a result of the emissions standards discussed above. In addition, the Company expanded its engine product line by developing generator sets with different kilowattage than its existing models. The Company intends to introduce upgraded and new models as and when developed.

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

      For the three fiscal years ended October 2003, the Company incurred expenses of approximately $3,782,200 for design and development activities as follows: 2003 - $1,237,900, 2002 - $1,098,500 and 2001 - $1,445,800. All
these activities were conducted and sponsored by the Company and the major portion of these expenses was applied toward salaries and other expenses of the Company's product design and engineering personnel.

Manufacturing and Sources of Supply
-----------------------------------

      The Company's manufacturing activities are conducted in an approximately 110,000 square foot facility owned by the Company. See "Item 2
- Properties" below. The Company has approximately 43 persons employed in various manufacturing and assembly functions. See "Employees" below.

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

      The manufacturing of a particular engine product requires the integration of a number of engineering, machining and assembly functions in order to produce high quality components. Prior to final assembly, the Company's manufacturing activities involve machining various metal and nonmetal component parts on computer-controlled and conventional milling machines, lathes, drill presses, welders and other machinery, modification and assembly of electrical and mechanical subassemblies, calibration of electrical devices and components, and testing for variances from specifications and operating parameters. The Company has approximately 8 machine operators who satisfy approximately 95% of the Company's machining needs. Independent contractors perform the remainder of the machining.

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

Marketing and Sales
-------------------

      The Company's marine engine and air-conditioning products are marketed through a nationwide and international network of distributors and dealers. The Company markets its non-marine engine products through its distributors. In addition, the Company's sales management and senior management devote a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales to boat and other manufacturers (OEMs). Direct sales by the Company to OEMs accounted for approximately 15%, 30%, and 43% of total sales for the fiscal years ended October 2003, 2002 and 2001, respectively. The Company announced on April 19, 2002 that its exclusive agreement with its largest OEM customer would not be extended. This agreement expired on June 30, 2002. Sales to this OEM customer accounted for approximately 0.1%, 16.2% and 26.4% of total sales for the fiscal years ended October 25, 2003, October 26, 2002 and October 27, 2001, respectively. The reduction in sales to OEMs as a percentage of total sales in fiscal years 2002 and 2003 was attributable to the loss of this customer.

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

      The Company's distributor network consists of 10 domestic and 58 foreign distributors. The Company's domestic distributors are located along the East, West and Gulf Coasts and in the Great Lakes Region. The 58 foreign distributors service 70 countries worldwide and 14 islands in the Caribbean. Of the 58 foreign distributors, 25 are located in Europe, the Mid-East and Scandinavia, 12 in South, Central and North America, 9 in the Far East, 8 in the Caribbean, and the remainder in Southern Africa, Australia and New Zealand. Each distributor operates in a specified region under a distribution agreement with the Company, which assigns to the distributor the nonexclusive responsibility for sales and service of the Company's products in its territory, including warranty administration, accounts receivable collection and other customer related functions. Each distributor maintains inventories of the Company's marine products, including spare parts and accessories, in order to provide boat manufacturers and dealers with prompt delivery of products. Typically, the Company's distributors and dealers also distribute and sell other marine accessories and products. Generally, however, the Company's distributors do not sell products that compete with the Company's products.

      Sales to international customers totaled $2,651,800 (13.3% of net sales), $2,687,800 (10.5% of net sales) and $2,523,000 (8.8% of net sales)
for the fiscal years ended October 2003, 2002 and 2001, respectively. See
Note 2 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" for additional information concerning sales to international customers for the Company's three most recent fiscal years. Management is not aware of any special tariffs, importation quotas or any other restrictions imposed by the foreign countries in which the Company sells its products. All of the Company's international sales are dollar-denominated which protects the Company to some extent against foreign currency exchange rate fluctuations, although significant increases in the value of the dollar in relation to foreign currencies may adversely impact the Company's ability to market its products abroad. Management believes that, to varying degrees, the Company's competitors in the marine product market are similarly affected since many of its competitors also sell products abroad. However, some of the Company's principal competitors are divisions of large and diversified multinational companies with extensive production facilities and sales and marketing staffs and substantially greater financial resources than the Company and therefore may be better situated to accommodate fluctuations in exchange rates. Management is not aware of any other unusual or special risks associated with this aspect of the Company's business. The Company considers international customers to be an important market for its marine products.

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

      The Company markets the Westerbeke(R), Universal(R) and Rotary(R) names and its marine products through various methods of advertising. Certain advertising is accomplished under a cooperative system with the Company's distributors. Under this system, the Company pays a portion of the cost of and approves the advertising developed by its distributors. Advertisements are placed in trade publications such as Passage Maker, Boating, Sail, Power & Motor Yacht and Marlin. In addition, a substantial amount of the Company's advertising is conducted through the distribution of technical and sales literature and pamphlets, direct mailings and sponsorship of exhibits at boat shows. During the fiscal years ended October 2003, 2002 and 2001, the Company incurred advertising and promotional expenses of $637,100, $640,700, and $668,500, respectively. See Note 1 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data."

      For the fiscal year ended October 25, 2003, sales to Marysville Marine Distributors, Inc., Hansen Marine Distributors, Inc. and R.B. Grove, Inc., accounted for approximately 23.8%, 13.4% and 11.5%, respectively, of the Company's total sales. See Note 2 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that, if necessary, it could replace any of its distributors or sell the products presently distributed by them directly to boat manufacturers and dealers. However, the loss of these customers or the inability to replace these distributors could have a material adverse effect on the Company. The Company announced on April 19, 2002 that its exclusive agreement with its largest OEM customer would not be extended. This agreement expired on June 30, 2002. Sales to this OEM customer accounted for approximately 0.1%, 16.2% and 26.4% of total sales for the fiscal years ended October 25, 2003, October 26, 2002 and October 27, 2001, respectively.

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

Backlog and Credit Terms
------------------------

      The Company believes that because its production is based upon cancelable purchase orders rather than long-term agreements, the amount of its backlog is not an important indicator of future sales. The Company extends credit to certain of its customers on terms that it believes are normal and customary in the marine industry.

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

Employees
---------

      At January 5, 2004, the Company had 71 full-time employees, including officers and administrative personnel. None of the Company's employees is covered by a collective bargaining agreement and the Company considers its relationship with its employees to be excellent.

Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:


Name                       Position with the Company      Age
----                       -------------------------      ---

John H. Westerbeke, Jr.    Chairman, President and        63
                           Director (Class C)

Gregory Haidemenos         Principal Financial Officer    40

Gerald Bench               Director (Class A)             62

Thomas M. Haythe           Director (Class B)             64

James W. Storey            Director (Class B)             69

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

ITEM 2.  PROPERTIES.

      The Company's executive and administrative offices and manufacturing operations are located in Taunton, Massachusetts in an approximately 110,000 square foot facility owned by the Company. The lease on the warehouse space located in Avon, Massachusetts expired during fiscal 2002. Annual warehouse rent was approximately $78,700 in fiscal 2002. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS.

      On May 5, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Westerbeke Acquisition Corporation ("Acquisition Corporation"), a corporation wholly-owned by John H. Westerbeke, Jr., the Chairman, President and Chief Executive Officer of the Company, pursuant to which the Company would merge with and into Acquisition Corporation (the "Merger"). Under the terms of the Merger Agreement, each of the approximately 850,000 shares of common stock of the Company not owned by Acquisition Corporation would be converted upon completion of the Merger into the right to receive $3.00 per share in cash. On December 16, 2003, the Company and Acquisition Corporation entered into an amendment to the Merger Agreement, which increased the merger consideration from $3.00 to $3.26 per share in cash. Completion of the Merger is subject to the satisfaction or waiver of a number of conditions and there can be no assurance that the Merger will be completed. A special meeting of the stockholders of the Company has been scheduled for February 5, 2004 in order to consider and vote on the approval of the Merger. Definitive proxy materials relating to the Merger were mailed to the Company's stockholders on December 29, 2003. If the Merger is completed, the Company will become a private company of which John H. Westerbeke, Jr. will beneficially own 100% of the outstanding common stock.

      In May 2003, a class action lawsuit was filed in the Court of Chancery of the State of Delaware relating to the proposed Merger naming the Company and its directors as defendants. The complaint alleged, among other things, that the Merger was being advanced through unfair procedures, and that the merger consideration offered in the Merger was grossly unfair, inadequate and provided value to our stockholders substantially below the fair or inherent value of our company and did not constitute maximization of stockholder value. The complaint also alleged breaches by the defendants of their fiduciary duties to our stockholders in connection with the proposed Merger. The lawsuit sought to enjoin the proposed Merger or, if it was completed, to recover damages. We and the other defendants filed an answer to the complaint and discovery proceeded.

      In December 2004, the parties in the class action lawsuit entered into a Stipulation of Settlement with respect to a proposed settlement of the lawsuit. In connection with the proposed settlement, the consideration payable under the Merger Agreement was increased from $3.00 to $3.26 cash per share. Completion of the settlement is subject to certain additional conditions, including court approval and completion of the Merger. There can be no assurance that the settlement will be completed or that the Merger will be completed.

      As previously announced, the award of damages in the Company's arbitration against Daihatsu Motor Company, LTD for breach of contract and other claims has been received and recorded as Other Income in the accompanying financial statements for the fiscal year ended October 26, 2002. The net amount included in Other Income is $4,433,900, which includes interest accrued on the award of $713,200 and legal fees of $481,600. See
Note 10 of Notes to Consolidated Financial Statements included in " Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In addition, from time to time, the Company is party to certain claims, suits and complaints that arise in the ordinary course of business. Currently, there are no such claims, suits or complaints, which, in the opinion of management, would have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no submissions of matters to a vote of security holders during the fiscal quarter ended October 25, 2003.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol WTBK. On January 5, 2004, there were approximately 300 shareholders of record. The following table sets forth the range of high and low sales prices per share of the Company's Common Stock from October 28, 2001 through October 25, 2003, on the NASDAQ.


                                         Common Stock Prices
                                           High       Low
                                           ----       ---

FISCAL 2002
  First Quarter (October 28, 2001 to
   January 26, 2002)                      $2.010     $1.310

  Second Quarter (January 27, 2002 to
   April 27, 2002)                         1.950      1.450

  Third Quarter (April 28, 2002 to
   July 27, 2002)                          1.500      1.070

  Fourth Quarter (July 28, 2002 to
   October 26, 2002)                       1.790      1.050

FISCAL 2003
  First Quarter (October 27, 2002 to
   January 25, 2003)                      $3.450     $1.500

  Second Quarter (January 26, 2003 to
   April 26, 2003)                         2.540      1.140

  Third Quarter (April 27, 2003 to
   July 26, 2003)                          3.400      1.760

  Fourth Quarter (July 27, 2003 to
   October 25, 2003)                       3.380      2.900

      On January 5, 2004, the high and low sales prices for the Company's Common Stock were $3.26 and $3.21, respectively.

      No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

               Five-Year Comparison of Selected Financial Data


                                         October 25,    October 26,    October 27,    October 21,    October 23,
                                            2003           2002           2001           2000           1999
                                         -----------------------------------------------------------------------

For the Year:                                          (In thousands, except for per share amount)

Net sales                                 $19,954        $25,526        $28,694        $34,528        $29,114
Gross profit                                4,475          5,559          6,461          7,752          6,563
Selling, general and administrative
 expense                                    4,542          4,996          4,436          5,756          4,359
Research and development expense            1,238          1,098          1,446          1,501          1,365

Income (loss) from operations              (1,305)          (535)         1,132            494            839
Interest income (expense), net               (275)          (378)          (618)          (172)            60

Other income (expense)                         10          4,444             10           (189)           387

Net income, (loss)                         (1,062)         2,886            319            228            796

Net income (loss) per share, diluted*       (0.54)          1.45           0.16           0.11           0.39

At end of year:
Total assets                              $19,782        $23,090        $21,878        $24,839        $15,384
Working capital                             8,106          9,029          5,808          5,537          7,616
Long-term liabilities                       4,066          4,430          4,770          5,030            647
Stockholders' equity                       13,405         14,379         11,580         11,627         11,381

*     See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Information
---------------------------

This Annual Report on Form 10-K contains forward-looking information about the Company. In addition to the historical information contained herein, the discussions in this document include statements that constitute forward-looking statements under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the Company's expected cash flow from operations and borrowings under the Credit Agreement, and its listing on NASDAQ. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated continued down-turn in the recreational boating industry resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; the unanticipated loss of a major supplier; the unanticipated required repayment in full of outstanding amounts under the Company's demand credit facility; changes in laws and regulations applicable to the Company; the impact of pending or threatened litigation; the inability of the Company to effect required modifications of its products to meet governmental regulations with respect to emission standards; general economic and business conditions; financial market volatility; foreign currency fluctuations resulting in cost increases to the Company for its foreign supplied components; and the inability to consummate the proposed Merger or that the proposed settlement of litigation relating to the Merger will be effected. Management believes these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Accordingly, there can be no assurances that any anticipated future results will be achieved and the forward-looking statements contained herein should not be relied upon as predictions of future results. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

The following table sets forth, for the years indicated, the percentages that the following items in the Consolidated Statements of Operations bear to Net Sales.


                                                       Years Ended
                                        -----------------------------------------
                                        October 25,    October 26,    October 27,
                                           2003           2002           2001
                                        -----------------------------------------

Net sales                                 100.0%         100.0%         100.0%

Gross profit                               22.4           21.8           22.5

Selling, general and administrative
 expense                                   22.8           19.6           15.5

Research and development expense            6.2            4.3            5.0

Income (loss) from operations              (6.5)          (2.1)           3.9

Interest income (expense), net             (1.4)          (1.5)          (2.2)

Other income (expense)                      0.1           17.4              -

Provision for income (benefit) taxes       (2.5)           2.5            0.7

Net income (loss)                          (5.3)          11.3            1.1

Fiscal 2003 compared to Fiscal 2002
-----------------------------------

Net sales decreased $5,571,300 or 21.8% in fiscal 2003 as compared to fiscal 2002. The decrease in net sales resulted primarily from the loss of the Company's exclusive agreement with its major customer, as announced on April 19, 2002. The agreement with this customer expired on June 30, 2002. International sales were $2,651,800 in 2003, representing 13.3% of net sales, as compared to $2,687,800 in 2002 or 10.5% of net sales.

Gross profit decreased $1,084,200 or 19.5% in fiscal 2003 as compared to fiscal 2002. Gross profit as a percentage of sales was 22.4% in fiscal 2003 and 21.8% in fiscal 2002.

Selling, general and administrative expense (SGA) decreased $454,100 or 9.1% in fiscal 2003 as compared to fiscal 2002. The decrease was primarily the result of decreases in warranty costs. In addition, there were no bonuses paid in fiscal 2003 as compared to fiscal 2002. The Company has incurred $670,300 of costs to date associated with the proposed Merger of the Company with and into Westerbeke Acquisition Corporation, as announced on May 5, 2003. Due to uncertainty as to whether the proposed Merger transaction will ultimately be completed, the costs incurred to date have been expensed in SGA.

Research and development expense increased $139,400 or 12.7% in fiscal 2003 as compared to fiscal 2002. The increase in research and development expenses was primarily attributable to an increase in the utilization of outside consultants and also an increase in supplies. The Company does not allocate research and development costs to specific projects, but rather pools all costs together for the entire department.

Net interest expense was $275,100 in fiscal 2003 as compared to $378,000 in fiscal 2002. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs.

Other income was $10,000 in fiscal 2003. Other income in fiscal 2002, primarily from the receipt and recognition of the arbitration award against one of the Company's former suppliers, is $4,433,900, which includes interest accrued on the award of $713,200 and legal fees of $481,600.

The Company reported a net loss of $1,061,500 in fiscal 2003 as compared to net income of $2,886,000 in fiscal 2002. The net loss in fiscal 2003 was primarily attributable to the gross profit lost as a result of the decreased sales volume and also the $670,300 of costs expensed relating to the proposed merger. The net income in fiscal 2002 was primarily attributable to the receipt and recognition of the arbitration award against one of the Company's former suppliers.

Fiscal 2002 compared to Fiscal 2001
-----------------------------------

Net sales decreased $3,168,500 or 11.0% in fiscal 2002 as compared to fiscal 2001. The decrease in net sales was attributable to general business conditions in the domestic recreational marine market and, in particular, a decrease in unit volume resulting from deceased demand for new boats. In addition, as announced on April 19, 2002, the Company's exclusive agreement with its largest customer was not extended. The agreement expired on June 30, 2002. International sales were $2,687,800 in 2002, representing 10.5% of net sales, as compared to $2,523,000 in 2001 or 8.8% of net sales.

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

The Company's net income was $2,886,000 in fiscal 2002 as compared to $318,800 in fiscal 2001. The increase in net income was attributable to the following: the receipt and recognition of the arbitration award against one of the Company's former suppliers, the decrease in interest expense, the reduction of income taxes resulting from the receipt of research and development credits and the decrease in research and development expenses offset partially by the gross profit lost as a result of the decreased sales volume and the increase in selling, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

During fiscal 2003, net cash used by operations was $2,612,600 as compared to net cash provided by operations of $7,491,000 in fiscal 2002. The decrease in net cash provided by operations is primarily due to the change in inventory, the decrease in net income and the payment of income taxes.

During fiscal 2003 and 2002, the Company purchased property, plant and equipment of $157,300 and $270,700, respectively. On April 25, 2000, the Company purchased a 110,000 square foot facility located in Taunton, Massachusetts. This facility has enabled the Company to consolidate its operations into one location. The MassDevelopment Financing Agency approved the Company for a $5,000,000 tax-exempt industrial revenue bond, which has been financed by GE Capital Public Finance (GE). The real estate portion of the industrial revenue bond is a 15-year mortgage loan, with $3,885,500 outstanding at October 25, 2003. The loan agreement requires monthly payments of $40,000. The equipment portion of the industrial revenue bond is a 7-year term loan, with $222,400 outstanding at October 25, 2003. The term loan requires monthly payments of $5,900. In connection with the loan agreements with GE, the Company is required to comply with certain restrictive covenants requiring, among other things, the maintenance of minimum working capital, minimum tangible net worth, minimum debt service coverage ratio and maximum leverage ratio. As of October 25, 2003, the Company was in default with one of the loan covenants. GE has since given the Company a waiver for this covenant. In November 2003, the Company entered into an agreement with GE to provide a reduction in the interest rates on both the real estate and equipment loans. The interest rate on the real estate loan is an adjustable rate based on a non-GE 30-day non-financial commercial paper rate. The rate at October 25, 2003 was 3.45%. The rate for the equipment loan is fixed at 3.85%.

The Company also has an additional 7-year equipment loan, with $322,100 outstanding at October 25, 2003. This loan agreement requires a monthly payment of $7,900. The Company plans capital spending of approximately $300,000 during fiscal 2004.

On June 26, 2000, the Company entered into a $5,000,000 Credit Agreement with Brown Brothers Harriman & Co. collateralized by inventories, accounts receivable and general intangibles. The Credit Agreement was increased on September 25, 2000 to a maximum availability of $6,000,000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at October 25, 2003, the Company had approximately $3,676,800 available for borrowing. At October 25, 2003, the Company had no outstanding borrowings under the Credit Agreement and approximately $26,000 committed to cover the Company's reimbursement obligations under certain letters of credit and bankers' acceptances. In connection with this note payable, the Company is required to comply with certain restrictive covenants requiring, among other things, the maintenance of minimum working capital, minimum tangible net worth, minimum debt service coverage ratio and maximum leverage ratio. As of October 25, 2003, the Company was in compliance with such covenants. The Credit Agreement does not have an expiration date, but is payable on written demand.

Management believes cash flow from operations and borrowings available under the Credit Agreement will provide for working capital needs, principal payments on long-term debt, and capital and operating leases through fiscal 2004.

Inflation
---------

Domestic inflation is not expected to have a major impact on the Company's operations.

The costs of engine blocks and other components are subject to foreign currency fluctuations (primarily the Japanese yen). The value of the U.S. dollar relative to the yen had no material effect on the cost of the Company's products in fiscal 2003.

Off-Balance Sheet Arrangements
------------------------------

None.

Critical Accounting Policies
----------------------------

The preparation of financial statements in accordance with generally accepted accounting principles requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amounts of assets, liabilities, revenues, and expenses reported in a given period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts and a reserve for price allowances. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The reserve for price allowances is based on a history of past price allowances paid and current sales incentive programs in place.

Product Warranty Costs

The Company calculates this reserve by comparing actual reimbursed warranty expenses for the fiscal year as a percentage of sales for the same period.

Split-Dollar Premiums

The Company has a split-dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. The value reflected on the balance sheet is the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of the premiums paid. The Company accounts for this arrangement in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income, net of tax. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with such agreement.

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

New Accounting Pronouncements
-----------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The provisions of SFAS No. 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. SFAS No. 142 is effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-SFAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement applies to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. The adoption of this standard did not have a material effect on the Company's financial statements.

On August 16, 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard applied to the Company effective October 27, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

On October 3, 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of Statement No. 144 will apply to the Company effective October 27, 2002. The provisions of this standard were adopted October 27, 2002 and did not have a material effect on the Company's financial statements.

In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective December 31, 2002. This standard was adopted December 31, 2002 and did not have a material effect on the Company's financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued
FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002.
The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position.

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements were effective for the first interim statement that includes financial information after December 15, 2002. The Company adopted the provisions of this standard effective December 15, 2002 and they did not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June

30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                    WESTERBEKE CORPORATION AND SUBSIDIARY

                            --------------------

                      CONSOLIDATED FINANCIAL STATEMENTS

                    For the years ended October 25, 2003,
                    October 26, 2002 and October 27, 2001

                    Sansiveri, Kimball & McNamee, L.L.P.

         55 Dorrance Street          Telephone 401-331-0500
         Providence, RI 02903        Fax 401-331-9040


                        Independent Auditor's Report
                        ----------------------------


To the Board of Directors and Shareholders of Westerbeke Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheet of Westerbeke Corporation and Subsidiary as of October 25, 2003 and October 26, 2002 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years ended October 25, 2003 and October 26, 2002. Our audits also included the financial statement schedule listed in Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements of Westerbeke Corporation and Subsidiary as of October 27, 2001 and for the year ended October 27, 2001, were audited by other auditors whose report dated December 7, 2001 expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements for the years ended October 25, 2003 and October 26, 2002, present fairly, in all material respects, the financial position of Westerbeke Corporation and Subsidiary at October 25, 2003 and October 26, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the October 25, 2003 and October 26, 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

By /s/ Sansiveri, Kimball & McNamee, L.L.P.
-------------------------------------------

Providence, Rhode Island
December 19, 2003

KPMG LLP

         99 High Street              Telephone 617 988 1000
         Boston, MA 02110-2371       Fax 617 988 0800


                        Independent Auditors' Report
                        ----------------------------


To the Board of Directors and Stockholders of Westerbeke Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of Westerbeke Corporation and subsidiary for the year ended October 27, 2001. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Westerbeke Corporation and subsidiary and their cash flows for the year ended October 27, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       By /s/ KPMG LLP
                                       ---------------

Boston, Massachusetts
December 7, 2001

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                          October 25,    October 26,
                                                                             2003           2002
                                                                          -----------    -----------

ASSETS
Current assets:
  Cash and cash equivalents                                               $ 1,387,700    $ 4,471,100
  Accounts receivable, net of allowance for doubtful
   accounts and price allowances of $531,200 at
   October 25, 2003 and $480,000 at October 26, 2002 (Note 2)               1,863,300      2,114,500
  Inventories (Note 3)                                                      5,495,800      5,048,300
  Prepaid expenses and other assets                                           457,200        456,800
  Refundable income taxes                                                     315,300        267,800
  Deferred income taxes (Note 9)                                              898,100        951,700
                                                                          -----------    -----------
      Total current assets                                                 10,417,400     13,310,200

Property, plant and equipment, net (Notes 4,8 and 10)                       7,746,400      8,348,600
Split dollar premiums (Note 5)                                              1,225,300      1,068,300
Other assets, net                                                             150,500        170,300
Investments in marketable securities                                          104,300        109,900
Note receivable - related party (Note 6)                                       14,600         36,200
Deferred income taxes (Note 9)                                                123,500         46,400
                                                                          -----------    -----------
                                                                          $19,782,000    $23,089,900
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Notes 8 and 10)                      $   364,300    $   340,300
  Accounts payable                                                          1,111,700      1,385,600
  Accrued expenses and other liabilities                                      201,900        807,400
  Accrued product warranty costs                                              408,000        430,000
  Accrued income taxes (Note 9)                                               225,000      1,317,700
                                                                          -----------    -----------
      Total current liabilities                                             2,310,900      4,281,000
                                                                          -----------    -----------

Long-term debt, net of current portion (Notes 8 and 10)                     4,065,700      4,430,100
                                                                          -----------    -----------
      Total Liabilities                                                     6,376,600      8,711,100
                                                                          -----------    -----------

Stockholders' equity (Notes 11 and 12):
  Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   none issued or outstanding at October 25, 2003 and October 26, 2002
  Common stock, $.01 par value; authorized 5,000,000 shares; issued
   2,244,682 shares in 2003 and 2002.                                          22,400         22,400
  Additional paid-in-capital                                                6,126,700      6,126,700
  Accumulated other comprehensive loss                                       (380,500)      (468,600)
  Retained earnings                                                         8,444,100      9,505,600
                                                                          -----------    -----------
                                                                           14,212,700     15,186,100
  Less - Treasury shares at cost, 289,873 shares in 2003 and 2002             807,300        807,300
                                                                          -----------    -----------
      Total stockholders' equity                                           13,405,400     14,378,800
                                                                          -----------    -----------
                                                                          $19,782,000    $23,089,900
                                                                          ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended
                                                -------------------------------------------
                                                October 25,     October 26,     October 27,
                                                   2003            2002            2001
                                                -----------     -----------     -----------

Net sales (Note 2)                              $19,954,400     $25,525,700     $28,694,200

Cost of sales                                    15,479,700      19,966,800      22,232,800
                                                -----------     -----------     -----------

  Gross profit                                    4,474,700       5,558,900       6,461,400

Selling, general and administrative expense       4,541,600       4,995,700       4,435,900

Research and development expense                  1,237,900       1,098,500       1,445,800

Gain on sale of facility                                  -               -         552,800
                                                -----------     -----------     -----------

  Income (loss) from operations                  (1,304,800)       (535,300)      1,132,500
                                                -----------     -----------     -----------

Other income (expense):

  Interest income (expense), net                   (275,100)       (378,000)       (618,200)

  Arbitration award (Note 10)                             -       4,433,900               -

  Other income (expense)                             10,000          10,000           9,700
                                                -----------     -----------     -----------

      Other income (expense), net                  (265,100)      4,065,900        (608,500)
                                                -----------     -----------     -----------

Income (loss) before income taxes                (1,569,900)      3,530,600         524,000

Provision (credit) for income taxes (Note 9)       (508,400)        644,600         205,200
                                                -----------     -----------     -----------

Net income, (loss)                              $(1,061,500)    $ 2,886,000     $   318,800
                                                ===========     ===========     ===========

Income, (loss) per common share, basic          $     (0.54)    $      1.48     $      0.16
                                                ===========     ===========     ===========

Income, (loss) per common share, diluted        $     (0.54)    $      1.45     $      0.16
                                                ===========     ===========     ===========

Weighted average common shares, basic             1,954,809       1,949,066       1,941,391
                                                ===========     ===========     ===========

Weighted average common shares, diluted           1,954,809       1,984,270       2,042,912
                                                ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
       For each of the years in the three years ended October 25, 2003


                                                            Accumulated
                                   Common     Additional       Other
                                   Stock       Paid-in     Comprehensive    Retained     Treasury    Stockholders'   Comprehensive
                                   Amount      Capital     Income (loss)    Earnings       Stock        Equity       Income (loss)
                                   ------     ----------   -------------    --------     --------    -------------   -------------

October 21,2000                    $22,000    $6,042,500     $  17,800     $6,300,800   $(756,000)    $11,627,100     $   229,200
                                                                                                                      -----------
Exercise of stock options              300        46,000             -              -           -          46,300
Tax benefit from the exercise of
 stock options                           -        16,600             -              -           -          16,600
Repurchase of 21,735 shares              -             -             -              -     (51,300)        (51,300)
Unrealized losses on marketable
 securities                              -             -      (377,600)             -           -        (377,600)       (377,600)
Net income                               -             -             -        318,800           -         318,800         318,800
                                   ----------------------------------------------------------------------------------------------
October 27, 2001                    22,300     6,105,100      (359,800)     6,619,600    (807,300)     11,579,900         (58,800)
                                                                                                                      -----------
Exercise of stock options              100        21,600             -              -           -          21,700
Unrealized losses on marketable
 securities                              -             -      (108,800)             -           -        (108,800)       (108,800)
Net income                               -             -             -      2,886,000           -       2,886,000       2,886,000
                                   ----------------------------------------------------------------------------------------------
October 26,2002                     22,400     6,126,700      (468,600)     9,505,600    (807,300)     14,378,800       2,777,200
                                                                                                                      -----------
Unrealized gains on marketable
 securities                              -             -        88,100              -           -          88,100          88,100
Net loss                                 -             -             -     (1,061,500)          -      (1,061,500)     (1,061,500)
                                   ----------------------------------------------------------------------------------------------

October 25, 2003                   $22,400    $6,126,700     $(380,500)    $8,444,100   $(807,300)    $13,405,400     $  (973,400)
                                   ==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                    WESTERBEKE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended
                                                              -------------------------------------------
                                                              October 25,     October 26,     October 27,
                                                                 2003            2002            2001
                                                              -----------     -----------     -----------

Cash flows from operating activities:
Net income (loss)                                             $(1,061,500)    $ 2,886,000     $   318,800
  Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                 779,400         804,300         774,100
    Gain on disposal of fixed assets                              (10,000)              -        (554,000)
    Deferred income taxes                                         (80,000)          6,100         243,100
    Changes in operating assets and liabilities:
      Accounts receivable                                         251,200          17,300         437,900
      Inventories                                                (447,500)      2,518,500       1,474,100
      Prepaid expenses and other assets                              (400)        (59,300)         13,600
      Split-dollar premiums                                             -               -        (344,500)
      Refundable income taxes                                     (47,500)         86,900         (27,600)
      Other assets                                                      -               -         345,800
      Accounts payable                                           (273,900)       (778,700)       (995,600)
      Accrued expenses and other liabilities                     (629,700)        692,200        (346,300)
      Deferred compensation                                             -               -        (345,800)
      Accrued income taxes                                     (1,092,700)      1,317,700               -
                                                              -----------     -----------     -----------
Net cash provided by (used in) operating activities            (2,612,600)      7,491,000         993,600
                                                              -----------     -----------     -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                      (157,300)       (270,700)     (1,440,600)
  Proceeds from sale of fixed assets including
   former Avon facility                                            10,000               -       1,241,200
  Purchase of marketable securities                                (4,700)        (13,300)         (4,600)
  Proceeds from payment of note receivable                         21,600          20,000          18,600
                                                              -----------     -----------     -----------
Net cash used in investing activities                            (130,400)       (264,000)       (185,400)
                                                              -----------     -----------     -----------

Cash flows from financing activities:
  Exercise of stock options                                             -          21,700          46,300
  Net repayments under revolving demand
   note                                                                 -      (2,500,000)     (1,350,000)
  Purchase of treasury stock                                            -               -         (51,300)
  Proceeds from Massachusetts Development                               -               -         500,000
  Principal payments on long-term debt and
   capital lease obligations                                     (340,400)       (317,900)       (334,000)
                                                              -----------     -----------     -----------
Net cash used in financing activities                            (340,400)     (2,796,200)     (1,189,000)
                                                              -----------     -----------     -----------

(Decrease) increase in cash and cash equivalents               (3,083,400)      4,430,800        (380,800)

Cash and cash equivalents, beginning of year                    4,471,100          40,300         421,100
                                                              -----------     -----------     -----------

Cash and cash equivalents, end of year                        $ 1,387,700     $ 4,471,100     $    40,300
                                                              ===========     ===========     ===========

                                  Continued




                    WESTERBEKE CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued


                                                                              Years Ended
                                                              -------------------------------------------
                                                              October 25,     October 26,     October 27,
                                                                 2003            2002            2001
                                                              -----------     -----------     -----------

Supplemental cash flow disclosures:
  Interest paid                                               $   306,500     $   436,800     $   623,200
  Income taxes paid                                             1,362,500               -          10,000

Supplemental disclosures of non-cash flow items:
  Increase (decrease) in unrealized gains on
   marketable securities, net of income taxes                      (6,100)         (7,500)          2,000
  Unrealized gain (loss) in split-dollar life insurance
   Investments, net of income taxes                                94,200        (101,300)       (379,600)

Supplemental disclosures of non-cash operating activities:
  Tax benefit from the exercise of stock options                        -               -          16,000

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 25, 2003, October 26, 2002 and October 27, 2001

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

Investments in Marketable Securities

Marketable investment securities at October 25, 2003 and October 26, 2002 consist of equity securities in various mutual funds. The Company employs the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under Statement 115, the Company classifies its marketable securities in one of two categories: trading or available-for-sale.

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

Marketable investment securities held in connection with the deferred compensation arrangement are classified as trading securities. These securities were sold during the year ended October 27, 2001. All other marketable securities are classified as available-for-sale. Equity securities are stated at fair value at October 25, 2003 and at October 26, 2002. The total cost of the marketable securities at October 25, 2003 and October 26, 2002 was $65,300. Unrealized holding gains in investment securities, net of income taxes, which is included in accumulated other comprehensive income (loss) at October 25, 2003 and October 26, 2002 were $6,100 and $12,200, respectively.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts and a reserve for price allowances. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The reserve for price allowances is based on a history of past price allowances paid and current sales incentive programs in place.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of cost of sales.

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

Product Warranty Costs

The anticipated costs related to product warranty are expensed at the time of sale of the product. Accrued warranty expense of $408,000 is included in accrued expenses and other liabilities at October 25, 2003 and $430,000 at October 26, 2002. The Company calculates this reserve by comparing actual reimbursed warranty expenses for the fiscal year as a percentage of sales for the same period.

Advertising

Advertising and promotional expenditures are expensed as incurred. During the fiscal years ended October 2003, 2002 and 2001, the Company incurred advertising and promotional expenses of $637,100, $640,700, and $668,500, respectively.

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

Split-Dollar Premiums

The Company has a split dollar life insurance agreement with John H. Westerbeke, Jr., Chairman, President and Chief Executive Officer of the Company. The value reflected on the balance sheet is the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of the premiums paid. The Company accounts for this arrangement in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income, net of tax. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with such agreement.

Net Income (Loss) Per Share

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


                                                              For the twelve months ended:
                            October 25, 2003                        October 26, 2002                      October 27, 2001
                 -------------------------------------    ------------------------------------   ----------------------------------
                   Loss                        Net         Income                      Net        Income                    Net
                 per share     Shares          Loss       per share     Shares        Income     per share     Shares      Income
                 ---------     ------          ----       ---------     ------        ------     ---------     ------      ------

Basic             $(0.54)     1,954,809    $(1,061,500)     $1.48      1,949,066    $2,886,000      $.16      1,941,391    $318,800
Effect of
 Stock options         -              -              -       (.03)        35,204             -         -        101,521           -
                  ------      ---------    -----------      -----      ---------    ----------      ----      ---------    --------

Diluted           $(0.54)     1,954,809    $(1,061,500)     $1.45      1,984,270    $2,886,000      $.16      2,042,912    $318,800

At October 25, 2003, there were 33,300 exercisable options outstanding, which were convertible into 33,300 common shares. Included in the 33,300 exercisable options outstanding are 33,300 options that have been excluded from the earnings per share calculation, since their inclusion would have been antidilutive.

The arbitrator's award, discussed under legal proceedings in Note 10, increased earnings per share by $1.34 for the year ended October 26, 2002. The gain on the sale of the Avon property increased earnings per share by $0.17 for the year ended October 27, 2001.

Reclassifications

Certain amounts reported in the fiscal 2002 consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The provisions of SFAS No. 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. SFAS No. 142 is effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-SFAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement applies to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. The adoption of this standard did not have a material effect on the Company's financial statements.

On August 16, 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard applied to the Company effective October 27, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

On October 3, 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of this standard were adopted October 27, 2002 and did not have a material effect on the Company's financial statements.

In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. This standard was adopted December 31, 2002 and did not have a material effect on the Company's financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position.

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements were effective for the first interim statement that includes financial information after December 15, 2002. The Company adopted the provisions of this standard effective December 15, 2002 and they did not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

2.  Business Segment

The Company has one business segment; the designing, manufacturing and marketing of marine engines and related products. The profitability of the Company is directly tied to the marine industry. The industry is subject to fluctuations in economic conditions that may adversely affect the Company.

Net sales include export sales, primarily to customers in the Netherlands, England, Italy, South Africa and Puerto Rico of approximately $2,651,800, $2,687,800 and $2,523,000 for fiscal years ended October 25, 2003, October 26, 2002, and October 27, 2001, respectively. In fiscal 2003, three customers each accounted for sales in excess of 10% of net sales as follows:
$5,321,900, $3,003,700 and $2,567,500. In fiscal 2002, three customers each accounted for sales in excess of 10% of net sales as follows: $5,710,700, $4,537,500 and $3,267,200. In fiscal 2001, three customers each accounted for sales in excess of 10% of net sales as follows: $7,948,000, $5,565,900 and $3,400,200.

At October 25, 2003, two customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $618,800 and $517,200. At October 26, 2002, four customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows:
$473,300, $436,300, $433,800 and $297,800. The Company performs ongoing credit evaluations of its customers and therefore does not require collateralization of trade receivables.

3.  Inventories

Inventories consist of the following:


                   October 25, 2003    October 26, 2002
                   ----------------    ----------------

Raw materials         $4,629,700          $3,808,400

Work-in-process          459,000             614,000

Finished goods           407,100             625,900
                      ----------          ----------

                      $5,495,800          $5,048,300
                      ==========          ==========

The Company uses the last-in, first-out (LIFO) method to value inventories. The Company believes the LIFO inventory method results in a better matching of costs and revenues during periods of changing prices. Inventories would have been $1,063,400 and $1,031,500 higher at October 25, 2003 and October 26, 2002, respectively, if the first-in, first-out (FIFO) method had been used. In 2002, inventory was reduced resulting in the liquidation of LIFO inventory layers. Inventory cost determined on the FIFO method approximates replacement or current cost.

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

4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:


                                                  October 25, 2003    October 26, 2002
                                                  ----------------    ----------------

Land                                                  $   921,500         $   921,500
Building and building improvements                      5,658,300           5,658,300
Furniture and fixtures                                    744,900             711,300
Machinery, patterns and equipment                       5,215,700           5,092,000
Transportation equipment                                   47,000              80,400
Leasehold improvements                                     20,400              20,400
Equipment under capital lease                             769,200             769,200
                                                      -----------         -----------
                                                       13,377,000          13,253,100
Less accumulated depreciation and amortization          5,630,600           4,904,500
                                                      -----------         -----------
                                                      $ 7,746,400         $ 8,348,600
                                                      ===========         ===========

The Company incurred depreciation expense of approximately $759,500, $784,600, and $754,300, for fiscal years 2003, 2002, and 2001, respectively.
The Company has no more continuing obligations for the equipment under capital lease.

5.  Split-Dollar Premiums

The Company has a split-dollar life insurance arrangement with John H. Westerbeke, Jr., the Chairman, President and Chief Executive Officer of the Company, as part of his employment agreement (see note 10), pursuant to which the Company had paid the premium costs of certain life insurance policies. This agreement allows the premiums paid to be invested in a select group of mutual funds thereby subjecting the total cash value of premiums paid to market risk. The cash proceeds the Company would receive depends upon the method of termination. If termination is initiated by death, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid, with all remaining payments to be made to the estate of Mr. Westerbeke or his beneficiaries. If the policy is terminated for other reasons, the Company would receive the lesser of the fair value of the mutual funds in which the premiums are invested or the cumulative value of premiums paid. The Company accounts for this arrangement in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are classified as available for sale and unrealized gains and losses are reflected as a component of other comprehensive income, net of tax. Included in other assets at October 25, 2003 and October 26, 2002 is $1,225,300 and $1,068,300, respectively, which represents the fair value of insurance premiums paid to date. At October 25, 2003, in connection with the split-dollar insurance arrangement, the Company recorded an unrealized gain of $157,000, net of taxes of $62,800, in other comprehensive income. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with such agreement.

6.  Note Receivable and Lease-Related Party

The Company holds a note receivable from John H. Westerbeke, Jr., the Chairman, President and Chief Executive Officer of the Company. The principal amount of the secured loan at October 25, 2003 and October 26, 2002 was $14,600 and $36,200, respectively. The loan was used by Mr. Westerbeke to purchase a 40-foot sailboat. The loan bears interest at 7-3/4% per annum, is secured by a security interest in the sailboat and is payable in monthly installments over a ten year period. The Company has leased the sailboat from Mr. Westerbeke pursuant to a lease expiring in July 2004 at a rental of $2,793 per month (see Note 10). The Company makes use of the boat to evaluate the performance of its marine engines and products and for other corporate matters.

7.  Revolving Demand Note Payable

The Company has a $6,000,000 Credit Agreement with Brown Brothers Harriman & Co., collateralized by inventory, accounts receivable and general intangibles. The Company may choose the interest rate on the revolving demand note of either LIBOR plus 250 basis points or the base rate. As of October 25, 2003, the LIBOR rate was 3.62% and the base rate was 4.00%. The Credit Agreement was entered into on June 26, 2000. The actual amount available for borrowing is based on a calculation of eligible accounts receivable and eligible inventory. Based on this calculation, at October 25, 2003, the Company had approximately $3,702,800 available for borrowing. As of October 25, 2003, the Company had approximately $3,676,800 in unused borrowing capacity under the Credit Agreement and approximately $26,000 committed to cover the Company's reimbursement obligations under certain open letters of credit and bankers' acceptances. The Agreement does not have an expiration date, but is payable on written demand. In connection with this note payable, the Company is required to comply with certain restrictive covenants requiring, among other things, the maintenance of minimum working capital, minimum tangible net worth, minimum debt service coverage ratio and maximum leverage ratio. As of October 25, 2003, the Company was in compliance with such covenants.

8.  Long-Term Debt


                                                  October 25, 2003    October 26, 2002
                                                  ----------------    ----------------

Term Loan with an interest rate of 8.50%, with       $  322,100          $  386,700
 repayment terms through October 2007,
 secured by certain equipment, requiring
 monthly payments of $7,900.

Term Loan with an interest rate of 6.46%, with        3,885,500           4,106,400
 repayment terms through April 2015, secured
 by the Company's facility located at 150 John
 Hancock Road, requiring monthly payments of
 $40,000.

Term Loan with an interest rate of 6.46%, with          222,400             277,300
 repayment terms through April 2007, secured
 by certain equipment, requiring monthly
 payments of $5,900.
                                                     ----------          ----------
                                                      4,430,000           4,770,400
Less current portion                                    364,300             340,300
                                                     ----------          ----------
Long term debt, net of current portion               $4,065,700          $4,430,100
                                                     ==========          ==========

In connection with the financing with GE related to the Company's facility and certain equipment, the Company is required to comply with certain restrictive covenants requiring, among other things, the maintenance of minimum working capital, minimum tangible net worth, minimum debt service coverage ratio and maximum leverage ratio. As of October 25, 2003, the Company was in default with one of the covenants. GE has since given the Company a waiver for this covenant. In November 2003, the Company entered into an agreement with GE to provide a reduction in the interest rates on both the real estate and equipment loans. The interest rate on the real estate loan is an adjustable rate based on a non-GE 30-day non-financial commercial paper rate. The rate at October 25, 2003 was 3.45%. The rate for the equipment loan is fixed at 3.85%.

Aggregate maturities of long-term debt for each of the ensuing five years are as follows:


                   Year            Amount
                   ----            ------

                   2004          $  364,300
                   2005             390,200
                   2006             417,800
                   2007             410,700
                   2008             312,600
                   Thereafter     2,534,400
                                 ----------
                                 $4,430,000
                                 ==========

9.  Income Taxes

Income tax expense (benefit) consists of:


                                     Years Ended
              --------------------------------------------------------
              October 25, 2003    October 26, 2002    October 27, 2001
              ----------------    ----------------    ----------------

Federal:
  Current        $(428,400)          $ 656,000           $ (85,000)
  Deferred          (1,600)           (131,600)            270,000
                 ---------           ---------           ---------
                  (430,000)            524,400             185,000
                 ---------           ---------           ---------

State:
  Current                -              55,000              47,100
  Deferred         (78,400)             65,200             (26,900)
                 ---------           ---------           ---------
                   (78,400)            120,200              20,200
                 ---------           ---------           ---------
  Total          $(508,400)          $ 644,600           $ 205,200
                 =========           =========           =========

The Company has approximately $162,000 of state tax credits, which are available to offset future income taxes over a ten-year period. The state tax credits began in fiscal 2001 and will expire in ten years.

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:


                                                                   Years Ended
                                            --------------------------------------------------------
                                            October 25, 2003    October 26, 2002    October 27, 2001
                                            ----------------    ----------------    ----------------

Provision at statutory rate                    $(533,800)          $1,200,400           $178,200

State tax provision,
 net of federal tax benefit                      (59,600)              79,300             13,300
Research and development tax credits
 and suspended losses not booked
 previously                                     (112,000)            (606,700)                 -
Disallowed expenses, principally related
 to the proposed merger                          197,000                    -                  -
Other, net                                             -              (28,400)            13,700
                                               ---------           ----------           --------
Total                                          $(508,400)          $  644,600           $205,200
                                               =========           ==========           ========

The income tax expense (benefit) was allocated as follows:


                                                                      Years Ended
                                                --------------------------------------------------------
                                                October 25, 2003    October 26, 2002    October 27, 2001
                                                ----------------    ----------------    ----------------

Income taxes (benefit) related to operations       $(508,400)           $644,600            $205,200
Stockholders' equity, for compensation
 expense for tax purposes in excess of
 amounts recognized for financial
 reporting purposes                                        -                   -             (16,600)
                                                   ---------            --------            --------
Total                                              $(508,400)           $644,600            $188,600
                                                   =========            ========            ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 25, 2003 and October 26, 2002 are presented below.


                                                    October 25, 2003    October 26, 2002
                                                    ----------------    ----------------

Deferred tax assets:
  Accounts receivable                                  $  213,900          $  193,300
  Inventory                                               503,600             444,800
  Accrued bonus                                                 -             124,400
  Warranty                                                164,300             173,200
  Unrealized loss on split-dollar life insurance          255,400             319,600
  Massachusetts net operating tax loss                     42,000                   -
  Massachusetts investment tax credit                     162,000             116,300
  Other                                                    19,400              16,100
                                                       ----------          ----------
      Total gross deferred tax assets                   1,360,600           1,387,700
                                                       ----------          ----------

Deferred tax liabilities:
  Fixed assets, principally due to
   accelerated depreciation methods                      (339,000)           (389,600)
                                                       ----------          ----------

Net deferred tax assets                                $1,021,600          $  998,100
                                                       ==========          ==========

Management believes that the realization of deferred tax assets is more likely than not because future operations of the Company are expected to generate sufficient taxable income to utilize such deferred amounts.

10.  Commitments and Contingencies

Lease Obligations

The Company has operating lease agreements for certain equipment (see note
6) expiring at various dates through 2008. Rental expense under operating leases was $52,400, $115,500, and $185,400 for the years ended October 25, 2003, October 26, 2002 and October 27, 2001, respectively.

The future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


      Year                                   Operating
      ----                                   ---------

      2004                                   $ 52,400
      2005                                     18,000
      2006                                     15,500
      2007                                     15,500
      2008                                      6,500
                                             --------
      Total future minimum lease payments    $107,900
                                             ========

Letters of Credit and Bankers' Acceptances

Certain foreign vendors require the Company to provide letters of credit at the time purchase orders are placed. As of October 25, 2003, the Company was contingently liable for open letters of credit and bankers' acceptances of approximately $26,000 (see note 7).

Employment Agreements

In March of 1993, the Company entered into an Employment Agreement (the "Agreement") with John H. Westerbeke, Jr., the Chairman of the Board, President, and Chief Executive Officer of the Company. The Agreement provides for Mr. Westerbeke to be paid an annual base salary, subject to increases based upon the

Consumer Price Index and at the discretion of our board of directors. During fiscal 2003, Mr. Westerbeke's salary was $215,100. The Agreement also provides for payment of a bonus at the discretion of the board of directors. The board of directors has extended through fiscal 2004 the incentive plan established in September 1996 in connection with which Mr. Westerbeke has an annual bonus opportunity, based upon our net income and increases in sales. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the Agreement. Amounts deferred by Mr. Westerbeke are contributed by the Company to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The Agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums under the Company's split dollar life insurance agreement with Mr. Westerbeke. In addition, in the event of a change in control of the Company, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company is required to pay him a lump sum cash payment in an amount equal to three times his average annual cash compensation during the most recent five taxable years of the Company. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three-year period and is required to pay any premiums payable on the life insurance policies on his life for a three-year period.

Legal Proceedings

On May 5, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Westerbeke Acquisition Corporation ("Acquisition Corporation"), a corporation wholly-owned by John
H. Westerbeke, Jr., the Chairman, President and Chief Executive Officer of the Company, pursuant to which the Company would merge with and into Acquisition Corporation (the "Merger"). Under the terms of the Merger Agreement, each of the approximately 850,000 shares of common stock of the Company not owned by Acquisition Corporation would be converted upon completion of the Merger into the right to receive $3.00 per share in cash. On December 16, 2003, the Company and Acquisition Corporation entered into an amendment to the Merger Agreement, which increased the merger consideration from $3.00 to $3.26 per share in cash. Completion of the Merger is subject to the satisfaction or waiver of a number of conditions and there can be no assurance that the Merger will be completed. A special meeting of the stockholders of the Company has been scheduled for February 5, 2004 in order to consider and vote on the adoption of the Merger Agreement. Definitive proxy materials relating to the Merger were mailed to the Company's stockholders on December 29, 2003. If the Merger is completed, the Company will become a private company of which John H. Westerbeke, Jr. will beneficially own 100% of the outstanding common stock.

In May 2003, a class action lawsuit was filed in the Court of Chancery of the State of Delaware relating to the proposed Merger naming the Company and its directors as defendants. The complaint alleged, among other things, that the Merger was being advanced through unfair procedures, and that the merger consideration offered in the Merger was grossly unfair, inadequate and provided value to our stockholders substantially below the fair or inherent value of our company and did not constitute maximization of stockholder value. The complaint also alleged breaches by the defendants of their fiduciary duties to our stockholders in connection with the proposed Merger. The lawsuit sought to enjoin the proposed Merger or, if it was completed, to recover damages. We and the other defendants filed an answer to the complaint and discovery proceeded.

In December 2004, the parties in the class action lawsuit entered into a Stipulation of Settlement with respect to a proposed settlement of the lawsuit. In connection with the proposed settlement, the consideration payable was increased from $3.00 to $3.26 cash per share. Completion of the settlement is subject to certain additional conditions, including court approval and completion of the Merger. There can be no assurance that the settlement will be completed or that the Merger will be completed.

The Company has incurred approximately $670,000 of costs to date associated with the proposed Merger. Due to uncertainty as to whether the proposed Merger transaction will ultimately be completed, the costs incurred to date have been expensed and included in selling, general and administrative costs.

On October 24, 2002, the Company received the award of damages in the Company's arbitration against Daihatsu Motor Company, LTD for breach of contract and other claims. This award has been recorded as Other Income in the financial statements for year ended October 26, 2002. The net amount included in Other Income is $4,433,900, which includes interest accrued on the award of $713,200 and legal fees of $481,600.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which subject the Company to concentration of credit risk, consist principally of accounts receivable and cash. The concentration of credit risk with respect to accounts receivable is limited due to a large number of customers comprising the Company's customer base. Customers' financial condition is reviewed on an ongoing basis, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. In fiscal 2003, three customers each accounted for sales in excess of 10% of net sales as follows: $5,321,900, $3,003,700 and $2,567,500. In fiscal 2002, three customers each accounted for sales in excess of 10% of net sales as follows: $5,710,700, $4,537,500 and $3,267,200. In fiscal 2001, three customers each accounted for sales in excess of 10% of net sales as follows:
$7,948,000, $5,565,900 and $3,400,200. At October 25, 2003, two customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $618,800 and $517,200. At October 26, 2002, four customers each accounted for trade accounts receivable in excess of 10% of net accounts receivable as follows: $473,300, $436,300, $433,800 and $297,800. As of October 25, 2003, the Company had approximately $1,722,900 of cash deposits, which exceeds the Federal Deposit Insurance Corporation
(FDIC) limit. The Company maintains such cash deposits in a high credit quality financial institution.

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

In March 1996, the Board of Directors and the stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "1996 Option Plan"), under which 150,000 shares of common stock have been made available. As of October 25, 2003, there has been no activity under the 1996 Option Plan.

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

Information for fiscal years 2001, 2002 and 2003, with respect to the "Option Plan", is as follows:


                                                       Weighted average
                                                       exercise price of
                                            Shares     shares under plan
                                            ------     -----------------

Balance outstanding at October 21, 2000    140,000           $1.125
  Exercised                                (19,278)           1.125
                                           -------

Balance outstanding at October 27, 2001    120,722            1.125
  Exercised                                (19,354)           1.125
  Forfeited                                (26,368)           1.125
                                           -------

Balance outstanding at October 26, 2002     75,000            1.125
  Forfeited                                (75,000)           1.125
                                           -------

Balance outstanding at October 25, 2003          -
                                           =======

Options for 88,100 shares are available for future grant under the "Option
Plan".

Information for fiscal years 2001, 2002 and 2003, with respect to the "Supplemental Plan", is as follows:


                                                       Weighted average
                                                       exercise price of
                                            Shares     shares under plan
                                            ------     -----------------

Balance outstanding at October 21, 2000    118,400           $1.631
  Exercised                                (10,100)           0.875
                                           -------

Balance outstanding at October 27, 2001
 and October 26, 2002                      108,300            1.702
  Forfeited                                (75,000)           1.125
                                           -------

Balance outstanding and exercisable at
 October 25, 2003                           33,300           $3.000
                                           =======

The following table summarizes information concerning currently outstanding and exercisable options under the "Supplemental Plan" as of October 25, 2003:


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

 $3.000        33,300          2.5            $3.000         33,300           $3.000

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


                                           2003           2002         2001
                                           ----           ----         ----

Net income, (loss)      As reported    $(1,061,500)    $2,886,000    $318,800
                        Pro forma       (1,061,500)     2,886,000     318,800
Basic income, (loss)    As reported    $     (0.54)    $     1.48    $   0.16
 per share              Pro forma            (0.54)          1.48        0.16
Diluted income,         As reported    $     (0.54)    $     1.45    $   0.16
 (loss) per share       Pro forma            (0.54)          1.45        0.16


Preferred Stock

As of October 25, 2003 and October 26, 2002, 1,000,000 shares of $1.00 par value Serial Preferred Stock were authorized; none were issued or outstanding.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of total comprehensive income (loss) resulting from unrealized gains or losses on marketable securities, net of income taxes for the years ending October 25, 2003 and October 26, 2002 are as follows:


                                                           For the twelve months ended:
                                                       ------------------------------------
                                                       October 25, 2003    October 26, 2002
                                                       ----------------    ----------------

Net income (loss)                                        $(1,061,500)         $2,886,000
Unrealized (losses) gains on marketable securities,
 net of income taxes of $58,700 at October 25, 2003
 and $72,500 at October 26, 2002                              88,100            (108,800)
                                                         -----------          ----------
Comprehensive income (loss)                              $  (973,400)         $2,777,200
                                                         ===========          ==========

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

The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. The purchase price of the common stock under the Purchase Plan will be 85% of the average of the closing high bid and last asked prices per share in the over-the-counter market on either the first or last day of each six-month offering period, whichever is less. As of October 25, 2003, there has been no activity under the Purchase Plan.

13.  Employee Benefit Plans

In 1994, the Company started an Employee Deferred Compensation Plan that covers all employees over 21 years of age who have completed at least 3 months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's board of directors. The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on up to 8% of their annual compensation. During fiscal 2002, the Company temporarily ceased the 25% matching employer contribution. The Company did not contribute in fiscal 2003 and contributed $600 and $41,000 for the fiscal years ended October 26, 2002 and October 27, 2001, respectively.

On January 1, 2002, the Company started a defined benefit pension plan that covers all employees. The Company follows Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits". The following table sets forth the Company's defined benefit plan's funded status and amounts recognized in the Company's consolidated financial statements as of October 25, 2003.



Reconciliation of Funded Status at 10/25/2003:
  Projected Benefit Obligation                             $(463,600)
  Plan Assets at Fair Value                                  463,930
                                                           ---------
  Funded Status                                                  330
                                                           ---------
  Total Balance Sheet Liability                            $  (2,095)
                                                           =========

Disclosure of Net Periodic Pension Cost for the Period:
  Service Cost                                             $ 232,792
                                                           ---------
  Net Periodic Pension Cost                                $ 232,792
                                                           =========

Accumulation Benefit Obligation at 10/25/2003:
  Vested ABO                                               $       0
  Non-Vested ABO                                             415,234
                                                           ---------
  Total ABO                                                $ 415,234
                                                           =========

Change in Projected Benefit Obligation:
  Projected Benefit Obligation at beginning of year        $ 216,458
  Service Cost                                               232,792
                                                           ---------
  Projected Benefit Obligation on 10/25/2003               $ 463,600
                                                           =========

Actuarial Methods and Assumptions:
  6% Discount Rate (Interest Rate)
  6% Expected Rate of Return on Assets
  3% Salary Increase Rate

14.  Quarterly Financial Data (Unaudited)
     (In thousands, except per share amounts)

Selected quarterly financial data for the years ended October 25, 2003 and October 26, 2002 is as follows:


                                                                                     Fiscal
Fiscal 2003:                             First     Second      Third     Fourth       Year
                                        ---------------------------------------------------

Net sales                               $4,496     $5,249     $5,698     $4,511     $19,954
Gross profit                               947      1,119      1,204      1,205       4,475
Income (loss) from operations             (423)      (445)      (310)      (127)     (1,305)
Other income (loss)                        (60)       (56)       (73)       (76)       (265)
Net income (loss)                         (177)      (300)      (230)      (355)     (1,062)
Net income (loss) per share, diluted     (0.09)     (0.15)     (0.12)     (0.18)      (0.54)





                                                                                     Fiscal
Fiscal 2002:                             First     Second      Third     Fourth       Year
                                        ---------------------------------------------------

Net sales                               $4,674     $7,429     $7,784     $5,639     $25,526
Gross profit                               955      1,707      1,831      1,066       5,559
Income (loss) from operations             (444)       187        640       (918)       (535)
Other income (loss)                       (104)       (59)       (89)     4,318       4,066
Net income (loss)                         (329)       390        371      2,454       2,886
Net income (loss) per share, diluted     (0.17)      0.19       0.19       1.24        1.45

* The amounts do not add because of the first quarter's loss effect on the determination of the diluted weighted average common shares for that period.

                                 SCHEDULE II
                    WESTERBEKE CORPORATION AND SUBSIDIARY

                      VALUATION AND QUALIFYING ACCOUNT
           For the years ended October 25, 2003, October 26, 2002
                            and October 27, 2001


                       Balance at     Charged to    Charged                    Balance
                      Beginning of    Costs and     To Other                   at End
                         Period        Expenses     Accounts    Deductions     of Year

2001
Allowance for
 Doubtful accounts      $115,000             -         -            -         $115,000

2002
Allowance for
 Doubtful accounts      $115,000       (10,000)        -            -         $105,000

2003
Allowance for
 Doubtful accounts      $105,000        (5,000)        -            -         $100,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal year ended October 25, 2003, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      It should be noted that while our management believes that our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal financial controls will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

      (b) Changes in Internal Control Over Financial Reporting. During the fiscal year ended October 25, 2003, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain biographical information concerning the directors of the Company as of January 1, 2004 is set forth below. Such information was furnished by them to the Company.



                                                                     Certain
Name of Director           Age                               Biographical Information
----------------           ---                               ------------------------

GERALD BENCH               62     Vice Chairman, TDG Aerospace, Inc. (manufacturer of aircraft de-icing devices) since January 2001; President, BFT Holdings Co., Inc. (investors in emerging growth businesses) from November 1996 to January 2001; President and Chief Executive Officer, Hadley Fruit Orchards, Inc. from November 1996 to June 1999; Director of the Company since June 1986.

THOMAS M. HAYTHE           64     Business and Legal Consultant since February 2000; Partner, Haythe & Curley
                                  (attorneys) (now known as Torys LLP) from 1982 to January 2000; Director of the Company since June 1986; outside general counsel of the Company since 2000.

JAMES W. STOREY            69     Consultant since January 1993, providing investment advice and investment management services as trustee of fourteen trusts for individuals; Director of the Company since June 1986.

JOHN H. WESTERBEKE, JR.    63     President of the Company and a director since 1976; Chairman of the Board since June 1986; has served in various managerial capacities since joining the Company in 1966.

GREGORY HAIDEMENOS         40     Chief Financial Officer of the Company since December 1999; Treasurer and
                                  Secretary of the Company since April 2002; Controller of the Company from
                                  September 1996 to November 1999.

      For additional information concerning the management of the Company, see "Item 1 - Business - Executive Officers" contained in Part I hereof.

      The Board of Directors of the Company consists of three classes of directors: Class A, Class B, and Class C. Directors in each class are elected for a term of three years. The term of office of the Class C directors will expire at the Annual Meeting of Stockholders to be held in 2004. Class A and Class B directors will be elected at the Annual Meetings to be held in 2005 and 2006, respectively. Mr. Bench is a Class A director, Messrs. Haythe and Storey are Class B directors and Mr. Westerbeke is a Class C director.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 25, 2003 all
Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee Financial Expert
--------------------------------

      In light of the significant time and effort required to be expended by the Company's directors in connection with the proposed Merger under which the Company will become a private company, and the related uncertainty associated therewith, the Board of Directors of the Company has not determined that there is an audit committee financial expert serving on the Audit Committee. If the proposed merger is not completed for any reason, the Company expects to revisit this issue.

Code of Ethics
--------------

      The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should contact Gregory Haidemenos, Chief Financial Officer, Westerbeke Corporation, Myles Standish Industrial Park, Taunton, Massachusetts 02780 (telephone:
(508) 823-7677).

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal years ended October 25, 2003, October 26, 2002 and October 27, 2001 concerning the compensation paid or awarded to the Chief Executive Officer and the other former executive officer of the Company.

                         SUMMARY COMPENSATION TABLE



                                                 Annual Compensation
                                                --------------------
                                     Fiscal
            Name and                  Year
            Principal                 Ended                               All Other
            Position                 October     Salary       Bonus     Compensation
------------------------------------------------------------------------------------

John H. Westerbeke, Jr.               2003      $215,100    $      -     $39,700(1)
President, Chairman of the Board      2002       236,646     286,675      53,976(1)
of Directors and Class C Director     2001       231,629       2,179      55,408(1)

Carleton F. Bryant, III (2)           2003      $      -    $      -           -
Executive Vice President,             2002        76,661           -           -
Treasurer, Chief Operating            2001        94,500      58,240           -
Officer and Secretary

--------------------
<F1>  Includes amounts ($37,400, $40,500 and $41,896 in fiscal 2003, 2002 and 2001, respectively) reflecting the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company with respect to a split-dollar insurance arrangement (see "Employment Agreements" below for a description of such arrangement). Such benefit was determined by calculating the time value of money (using the applicable federal rates) of the premiums paid by the Company in the fiscal years ended October 25, 2003, October 26, 2002 and October 27, 2001 for the period from the date on which each premium was paid until March 31, 2005 (which is the earliest date on which the Company could terminate the agreement and request a refund of premiums paid).
<F2>  Mr. Bryant was an executive officer of the Company until April 4,
      2002.

      The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended October 25, 2003.

      The following table sets forth the number and value of options exercised by the executive officers named in the Summary Compensation Table during the fiscal year ended October 25, 2003 and the number and value of options held by such executive officers at October 25, 2003.

                       OPTION EXERCISES IN FISCAL 2003
                    AND OPTION VALUES AT OCTOBER 25, 2003


                                                                   Number of                Value of
                                                                  Unexercised             Unexercised
                                                                   Options at             In-the-Money
                                  Shares                        October 25, 2003           Options at
                               Acquired on     Value      ----------------------------    October 25,
           Name                  Exercise     Realized    Exercisable    Unexercisable      2003 (1)


John H. Westerbeke, Jr.            --           --            --              --              $--

Carleton F. Bryant, III (2)        --           --            --              --               --

--------------------
<F1>  In-the-money options are those where the fair market value of the underlying shares of common stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the SEC by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying shares of common stock.
<F2>  Mr. Bryant was an executive officer of the Company until April 4,
      2002.

Employment Agreements
---------------------

      The Company has an employment agreement (the "employment agreement") with John H. Westerbeke, Jr., which provides for his employment by our company at an annual base salary, subject to increases based upon the Consumer Price Index and at the Company's discretion. During fiscal 2003, Mr. Westerbeke's salary was $215,100. The employment agreement also provides for payment of a bonus at the discretion of the board of directors. The Company's Board of Directors has extended through fiscal 2004 the incentive plan established in September 1996 in connection with which Mr. Westerbeke has an annual bonus opportunity, based upon the Company's net income and increases in sales. Mr. Westerbeke may elect to have all or any part of his base salary or bonus paid as deferred compensation in five annual installments commencing upon his retirement or other termination of employment, or upon a change of control of the Company, as defined in the employment agreement. The Company contributes amounts deferred by Mr. Westerbeke to a trust established to hold and invest these funds until such time as the amounts are payable to Mr. Westerbeke. The employment agreement also requires the Company to pay premiums for certain life insurance policies on the life of Mr. Westerbeke, including the split-dollar life insurance policy described below. The Company may terminate the employment agreement upon the disability of Mr. Westerbeke, or with or without cause, and Mr. Westerbeke may terminate the employment agreement in the event there has occurred a constructive termination of employment by the Company. In addition, in the event of a change in control of the Company, as defined in the employment agreement, Mr. Westerbeke may terminate his employment during the one year period following such change in control, and in such event, the Company will be required to pay him a lump sum cash payment in an amount equal to three times his annual cash compensation during the most recent five taxable years of the Company, less $1,000. In addition, in such circumstances, the Company is required to continue to carry group life and health insurance for Mr. Westerbeke for a three-year period and is required to pay any premiums payable on the split-dollar life insurance policy on his life for a three-year period. Mr. Westerbeke has agreed that the proposed Merger of the Company with Acquisition Corporation will not trigger the change of control provisions of the employment agreement. Under the employment agreement, Mr. Westerbeke has agreed not to compete with the Company for a period of one year following termination of his employment. See footnote (6) to the "Summary Compensation Table" above for further information on premium payments made by the Company.

      The Company has a split-dollar insurance arrangement with Mr. Westerbeke, in connection with which it paid the premium costs of certain life insurance policies that will pay a death benefit of not less than a total of $6,150,000 upon Mr. Westerbeke's death. Upon surrender of the policies or payment of the death benefit under them, the Company is entitled to repayment of the premiums previously paid by the Company, with all remaining payments to be made to Mr. Westerbeke or his beneficiaries. Applying the time value of money (using the applicable federal rates) of the premiums paid by the Company during the fiscal years ended October 25, 2003 and October 26, 2002 for the period from the date on which each premium was paid until May 19, 2003, the current dollar value of the benefit to Mr. Westerbeke of premiums paid by the Company is $1,869,600. The Company is permitted to terminate the split-dollar agreement and request a refund of the lesser of the fair value of the mutual funds in which the premiums are invested and the total value of the premiums paid. As of July 30, 2003, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company has stopped paying premiums in connection with the split-dollar insurance arrangement

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      During the Company's past fiscal year, Thomas M. Haythe, a director of the Company and a member of the Compensation Committee, rendered legal services to the Company. It is expected that Mr. Haythe will continue to act as the Company's outside general counsel in the future.

Compensation of Directors
-------------------------

      The Company currently pays its directors a fee of $2,000 for attending each meeting of the Board of Directors of the Company. The Chairman of the audit committee receives $1,000 for each meeting of the audit committee. The Company has also agreed to pay each member of the special committee formed in connection with the Company's proposed Merger with Acquisition Corporation a fee of $15,000 for his service on the special committee.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The shareholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 2004, each director and each executive officer named in the Summary Compensation Table of the Company who owned beneficially shares of Common Stock and all directors and executive officers of the Company as a group, and their respective shareholding as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                      Shares of Common Stock
Name and Address                        Owned Beneficially      Percent of Class
----------------                      ----------------------    ----------------

Marvin A. Gordon                        100,000(1)                    5.1%
  750 Everett Street
  Norwood, MA 02062

Gerald Bench                             11,100(2)                     *
  17 1/2 Passaic Avenue
  Spring Lake, New Jersey 07762

Thomas M. Haythe                         16,100(3)                     *
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

James W. Storey                          20,100(4)                    1.0%
  3 Saddle Ridge Road
  Dover, Massachusetts 02030

Westerbeke Acquisition Corporation    1,098,250(5)                   56.2%
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

John H. Westerbeke, Jr                1,098,250(5)                   56.2%
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

Gregory Haidemenos                            -                        *
  Myles Standish Industrial Park
  Taunton, Massachusetts 02780

All Directors and Officers as a
 Group (five persons)                 1,145,550(2)(3)(4)(5)          57.6%

--------------------
(*)   Less than one percent.




<F1>  Information as to these holdings is based upon a report on Schedule
      13D filed with the Securities and Exchange Commission by Mr. Marvin A. Gordon. Such report indicates that Mr. Gordon has sole voting and dispositive power with respect to 100,000 shares.
<F2>  Consists of 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Bench.
<F3>  Includes 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Haythe.
<F4>  Includes 11,100 shares issuable upon the exercise of presently exercisable stock options held by Mr. Storey.
<F5>  All shares of common stock held beneficially by Mr. Westerbeke are held of record by Westerbeke Acquisition Corporation.

      To the Company's knowledge, there have been no significant changes in stock ownership or control of the Company as set forth above since January 1, 2004.

      The following table sets forth information required to be provided under regulations of the Securities and Exchange Commission, as of October 25, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:



                                                 EQUITY COMPENSATION INFORMATION
----------------------------------------------------------------------------------------------------------------------------------
October 25, 2003                                     (a)                             (b)                            (c)
                                                                                                           Number of securities
                                                                                                          remaining available for
                                          Number of securities to be                                       future issuance under
                                           issued upon exercise of        Weighted-average exercise      equity compensation plans
                                             outstanding options,       price of outstanding options,      (excluding securities
Plan category                                warrants and rights             warrants and rights          reflected in column (a))
-------------                             --------------------------    -----------------------------    -------------------------

Equity compensation plans approved by
 security holders                                   33,300                          $3.00                         129,400
                                                    ------                          -----                         -------

Equity compensation plans not approved
 by security holders                                 N/A                             N/A                            N/A
                                                    ------                          -----                         -------

Total                                               33,300                          $3.00                         129,400
                                                    ------                          -----                         -------

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

      During the Company's past fiscal year, Thomas M. Haythe, a Class B director of the Company, rendered legal services to the Company. It is expected that Mr. Haythe will continue to act as the Company's outside general counsel in the future.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Not applicable.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)   1.  Financial Statements:

Included in PART II of this report:                                      Page
                                                                         ----

Reports of Independent Auditors                                         29-30
Consolidated Balance Sheets at October 25, 2003 and October 26, 2002       31
Consolidated Statements of Operations for the three years in the
 period ended October 25, 2003                                             32
Consolidated Statements of Stockholders' Equity and Comprehensive
 Income for the three years in the period ended October 25, 2003           33
Consolidated Statements of Cash Flow for the three years in the
 period ended October 25, 2003                                          34-35
Notes to Consolidated Financial Statements                              36-52

2.  Financial Statement Schedule:

Included in PART II of this report:

Schedule II - Valuation and Qualifying Account for the three years
 in the period ended October 25, 2003                                      53

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

      (b) Current Reports on Form 8-K:

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

      In a Current Report filed on Form 8-K dated October 22, 2003 the Company reported the following:

      On September 26, 2003, the special committee of the board of directors of Westerbeke Corporation (the "Company") received from Valley Detroit Diesel Allison ("VDDA"), a potential strategic acquiror of the Company, a letter, dated September 26, 2003, offering to conduct a tender offer to purchase all of the outstanding common stock of the Company at a price of $3.75 per share. The offer was conditioned upon at least 90% of the outstanding shares of common stock of the Company being tendered in the tender offer and certain other conditions. The VDDA offer is attached hereto as Exhibit 99.1. The special committee spoke with John H. Westerbeke, Jr. ("Mr. Westerbeke"), the Company's Chairman, Chief Executive Officer and President, and the beneficial holder of a majority of the Company's outstanding common stock (through Westerbeke Acquisition Corporation ("Acquisition")) on October 6, 2003 with respect to that offer. In the discussion with the special committee, Mr. Westerbeke stated that he would not sell the shares of the Company's common stock held by Acquisition and beneficially owned by Mr. Westerbeke (through Acquisition) pursuant to the offer presented. In the same discussion, Mr. Westerbeke also stated that he would not agree to an increase in the $3.00 per share merger consideration and that he had not decided at that time whether to extend the October 31, 2003 date set forth in Section 9.01(c) of the Agreement and Plan of Merger between the Company and Acquisition (after which either party may terminate the merger agreement if the merger has not been consummated).

      On October 6, 2003, the members of the special committee met and voted unanimously that the Company not pursue the latest VDDA offer. The basis of the special committee's determination was that under the terms of the offer, the proposed acquisition would require the tender of at least 90% of the shares of the Company's outstanding common stock, and such condition could not be achieved given Mr. Westerbeke's stated unwillingness to tender the shares of the Company's common stock beneficially owned by him (through Acquisition) in connection with the offer. The special committee determined that it would be imprudent to expend the Company's resources pursuing a transaction that could not be consummated. Counsel for the special committee subsequently informed counsel for VDDA by telephone of the rejection of the offer by the special committee. In the same telephone conversation, counsel for the special committee pointed out to counsel for VDDA that the VDDA proposal incorrectly describes as an appraisal the fairness opinion provided by Stout Risius Ross, Inc. in connection with the Company's merger with Acquisition. Also in the same telephone conversation, counsel for the special committee proposed to counsel for VDDA that VDDA remove the 90% tender condition in its proposal and/or offer to purchase the shares of the Company's outstanding common stock beneficially held by stockholders other than Mr. Westerbeke. On October 13, 2003, the Chairman of the special committee sent a letter, dated October 13, 2003, to VDDA confirming to VDDA the position of Mr. Westerbeke and the resulting determination and proposal by the special committee set forth above.


                                 *    *    *

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

Dated: January 23, 2004

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

Dated: January 23, 2004                By /s/ John H. Westerbeke, Jr.
                                          ---------------------------
                                          John H. Westerbeke, Jr.
                                          Chairman of the Board,
                                          President and Principal
                                          Executive Officer

Dated: January 23, 2004                By /s/ Gregory Haidemenos
                                          ----------------------
                                          Gregory Haidemenos
                                          Principal Financial
                                          and Accounting Officer

Dated: January 23, 2004                By /s/ Gerald Bench
                                          ----------------
                                          Gerald Bench
                                          Director

Dated: January 23, 2004                By /s/ Thomas M. Haythe
                                          --------------------
                                          Thomas M. Haythe
                                          Director

Dated: January 23, 2004                By /s/ James W. Storey
                                          -------------------
                                          James W. Storey
                                          Director

                              Index to Exhibits
                              -----------------


Exhibit
  No.                           Name of Exhibit                                  Page
-------                         ---------------                                  ----

 2         Agreement and Plan of Merger between the Company
           and J.H. Westerbeke Corporation, a Massachusetts
           corporation                                                            (1)

 3(a)      Certificate of Incorporation of the Company (as
           amended)                                                               (1)

 3(b)      By-Laws of the Company                                                 (4)

10(a)      Agreement dated as of June 30, 1986 by and
           between the Company and John H. Westerbeke, SR                         (1)

10(b)      1986 Stock Option Plan of the Company as
           amended on January 6, 1987 and on May 26, 1988                         (4)

10(c)      1986 Employee Stock Purchase Plan of the
           Company                                                                (1)

10(d)      Supplemental Stock Option Plan of the
           Company                                                                (4)

10(e)      1996 Stock Option Plan of the Company                                  (2)

10(f)      Agreement dated as of June 1, 1986 by and among
           the Company, Ruth A. Westerbeke, John H.
           Westerbeke, Jr., John H. Westerbeke, Sr. and
           Ruth A. Westerbeke, as trustees                                        (1)

10(g)      Supplemental Medical Insurance Policy                                  (1)

10(h)      Employment Agreement dated March 24, 1993
           between the Company and John H. Westerbeke, Jr.,
           Chairman, President and Chief Executive Officer of
           the Company                                                            (4)




10(i)      Purchase and Sale Agreement dated March 1, 2000
           between the Company and Dead River Company                             (5)

10(j)      Real Estate Loan Agreement dated April 24, 2000
           among the Company, 150 John Hancock LLP, GE
           Capital Public Finance, Inc. and Massachusetts
           Development Finance Agency                                             (5)

10(k)      Equipment Loan Agreement dated April 24, 2000
           between the Company, GE Capital Public Finance, Inc.
           and Massachusetts Development Finance Agency                           (5)

10(l)      Mortgage Security Agreement, Assignment of Leases and
           Rents and Fixture Filing dated April 24, 2000 between
           the Company and GE Capital Public Finance, Inc                         (5)

10(m)      Loan and Security Agreement dated June 26, 2000
           between the Company and Brown Brothers Harriman
           & Co                                                                   (6)

10(n)      Revolving Credit Note dated June 26, 2000 between
           the Company and Brown Brothers Harriman & Co                           (6)

10(o)      Amendment dated September 2000 to Loan and Security
           Agreement dated June 26, 2000 between the Company
           and Brown Brothers Harriman Co                                         (7)

10(p)      Amendment dated September 2000 to Revolving Credit
           Note dated June 26, 2000 between the Company and
           Brown Brothers Harriman & Co                                           (7)

10(q)      Agreement and Plan of Merger, dated as of May 2, 2003, by
           and between the Company and Westerbeke Acquisition
           Corporation                                                            (8)

10(r)      Amendment No. 1 to Agreement and Plan of Merger                        (9)

21         Subsidiary of the Company

23(a)      Consent of Sansiveri, Kimball & McNamee, L.L.P.

23(b)      Consent of KPMG LLP




24         Power of Attorney                                            (See Page 56
                                                                        of Annual
                                                                        Report on
                                                                        Form 10-K)

31.1       Rule 13e-14(a) Certification of Chief Financial Officer               (75)

31.2       Rule 13e-14(a) Certification of Chief Financial Officer               (77)

32.1       Section 1350 Certification of Chief Executive Officer                 (79)

32.2       Section 1350 Certification of Chief Financial Officer                 (80)

--------------------
<F1>  Incorporated by reference to Exhibits to Registration Statement No.
      33-6972 filed with the Securities and Exchange Commission.
<F2>  Incorporated by reference to Exhibits to Registration Statement No.
      333-25687 filed with the Securities and Exchange Commission.
<F3>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended January 23, 1999.
<F4>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 23, 1999.
<F5>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended April 22, 2000.
<F6>  Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for fiscal quarter ended July 22, 2000.
<F7>  Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended October 21, 2000.
<F8>  Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 2003.
<F9>  Incorporated by reference to Exhibit 99.2 to Current Report on Form
      8-K filed on December 17, 2003.